Form 10-Q
period 2001-03-31
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2001-05-14
CIK 1128956

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001

The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with reduced disclosure format.

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address; and Telephone Number	Identification No.

333-51066	The Detroit Edison Securitization	38-0478650
Funding LLC
(a Michigan limited liability company)
2000 2nd Avenue, 937 WCB
Detroit, Michigan 48226-1279
313-235-3642

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No

PART I – Financial Information
Item 1 – Condensed Financial Statements
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 – Omitted pursuant to Instruction H of Form 10-Q
PART II – Other Information
Item 1 – Legal Proceedings
Items 2 – Omitted pursuant to Instruction H of Form 10-Q
Items 3 – Omitted pursuant to Instruction H of Form 10-Q
Items 4 – Omitted pursuant to Instruction H of Form 10-Q
Item 5 – Other Information
Item 6 – Exhibits and Reports on Form 8-K.
Signature Page
Indenture
Supplemental Indenture
Sale Agreement
Servicing Agreement
Administration Agreement
Purchase and Sale Agreement
Purchase and Sale Agreement
Intercreditor Agreement
Securitization Bond Charges

The Detroit Edison Securitization Funding LLC
FORM 10-Q
For The Quarter Ended March 31, 2001

			Page

Quarterly Report on Form 10-Q:

Part I —	Financial Information		3

	Item 1 —	Condensed Financial Statements	4

	Item 2 —	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	14

	Item 3 —	Omitted pursuant to Instruction H of Form 10-Q

Part II —	Other Information		16

	Item 1 —	Legal Proceedings	16

	Item 2 —	Omitted pursuant to Instruction H of Form 10-Q

	Item 3 —	Omitted pursuant to Instruction H of Form 10-Q

	Item 4 —	Omitted pursuant to Instruction H of Form 10-Q

	Item 5 —	Other Information	16

	Item 6 —	Exhibits and Reports on Form 8-K	16

	Signature Page		18

QUARTERLY REPORT ON FORM 10-Q FOR THE DETROIT EDISON
SECURITIZATION FUNDING LLC

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Financial Statements (Unaudited).

The following condensed financial statements (unaudited) are included herein.

The Detroit Edison Securitization Funding LLC
Condensed Statement of Income (Unaudited)
(Thousands of dollars)

Three Months Ended
March 31, 2001

Operating Revenues	$9,925

Operating Expenses

Amortization expense	3,314

Service fee	73

Administrative fee	21

Total Operating Expenses	3,408

Operating Income	6,517

Interest Expense and Other

Interest expense	6,555

Other	6

Total Interest Expense and Other	6,561

Interest Income	44

Net Income	$—

See Notes to Condensed Financial Statements (Unaudited).

The Detroit Edison Securitization Funding LLC
Condensed Balance Sheet (Unaudited)
(Thousands of dollars)

March 31, 2001

ASSETS

Current Assets

Restricted cash	$14,857

Accounts receivable	2,199

Accrued unbilled revenues	7,726

24,782

Regulatory Assets

Unamortized securitization property	1,719,176

Unamortized bond issuance cost	30,278

1,749,454

Total Assets	$1,774,236

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities

Accounts payable	$6,063

Accrued interest	6,555

Accounts payable to member	94

Current portion of securitization bonds payable	39,660

Regulatory liability	2,722

55,094

Non-Current Liabilities and Deferred Credits

Securitization bonds payable	1,710,340

Overcollateralization subaccount	52

1,710,392

Member’s Equity	8,750

Total Liabilities and Member’s Equity	$1,774,236

See Notes to Condensed Financial Statements (Unaudited).

The Detroit Edison Securitization Funding LLC
Condensed Statement of Cash Flows (Unaudited)
(Thousands of dollars)

Three Months Ended
March 31, 2001

Operating Activities

Net Income	$—

Adjustments to reconcile net income to net cash from operating activities:

Amortization	3,320

Changes in current assets and liabilities:

Accounts receivable	(9,925)

Interest payable	6,555

Accounts payable to member	94

Net cash from operating activities	44

Investing Activities

Restricted Cash	(14,857)

Purchase of securitized assets	(1,719,715)

Capitalization of issuance cost	(24,222)

Net cash used for investing activities	(1,758,794)

Financing Activities

Issuance of Bonds	1,750,000

Member’s investment	8,750

Net cash from financing activities	1,758,750

Net Change in Cash and Cash Equivalent	$—

See Notes to Condensed Financial Statements (Unaudited).

The Detroit Edison Securitization Funding LLC
Condensed Statement of Member’s Equity (Unaudited)
(Thousands of dollars)

Three Months Ended
March 31, 2001

Balance at January 1, 2001	$—

Add:

Member’s contribution	8,750

Balance at March 31, 2001	$8,750

See Notes to Condensed Financial Statements (Unaudited).

The Detroit Edison Securitization Funding LLC
Notes to Condensed Financial Statements (Unaudited)

1. Nature of Operations

The Detroit Edison Securitization Funding LLC (the “Company”), a single member limited liability company established by The Detroit Edison Company (“Detroit Edison”) under the laws of the State of Michigan, was formed on November 20, 2000 pursuant to articles of organization filed with the Department of Consumer and Industry Services of the State of Michigan by Detroit Edison, as sole member of the Company. The Company is a wholly owned subsidiary of Detroit Edison. Detroit Edison is an operating electric public utility and is a wholly owned subsidiary of DTE Energy Company (“DTE”). The Company was organized for the sole purpose of purchasing and owning Securitization Property, issuing securitization bonds (“Bonds”), pledging its interest in Securitization Property to the trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. The Company had no financial operation until February 15, 2001.

Securitization Property is a property right authorized by Michigan state legislation and may be created only by a financing order of the Michigan Public Service Commission (“MPSC”). Securitization Property represents, among other things, the irrevocable right of Detroit Edison, or its successor or assignee, to impose, collect and receive a non-bypassable securitization charge (“SC”) from customers pursuant to an order (“Financing Order”), which was issued on November 2, 2000, and clarified on January 4, 2001, by the MPSC in accordance with the June 2000 Customer Choice and Electricity Reliability Act (“the Act”). Securitization Property also includes the right to obtain periodic adjustments of SC. The MPSC Financing Order authorizes the SC to be sufficient to recover up to $1.774 billion aggregate principal amount of bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other administrative expenses relating to the Bonds.

On March 9, 2001, the Company issued $1.75 billion of Bonds, Series 2001-1 and used the proceeds to pay expenses of issuance and to purchase the Securitization Property from Detroit Edison.

The Company is required to operate in a manner so that its assets are not subject to the creditors of either DTE or Detroit Edison. Detroit Edison has sold the Securitization Property to the Company. The Bonds are debt obligations of the Company. However, due to principles of consolidation, the Company will be consolidated with Detroit Edison for financial and income tax reporting purposes.

The principal amount of the Bonds, interest, fees, and required overcollateralization for the Bonds will be recovered through the SC payable by Detroit Edison’s electric customers taking delivery of electricity from Detroit Edison or it’s successor based on its MPSC approved rate schedules and special contracts.

Detroit Edison, as Servicer, collects the SC from its customers and deposits daily collections into the General Subaccount held by The Bank of New York, as trustee (“Trustee”). The Trustee is required to use these funds to make principal and interest payments on the Bonds and to pay fees and expenses specified in the Indenture for the Bonds. The Reserve Subaccount maintained by the Trustee consists of funds remaining after required allocations on the scheduled semi-annual payment dates. The Overcollateralization Subaccount held by the Trustee will be funded from collections of the SC over the term of the Bonds. The Capital Subaccount held by the Trustee was initially funded by a contribution to the Company by Detroit Edison on the date of issuance of the Bonds in an amount equal to 0.5% of the initial principal amount of the Bonds. The Capital Subaccount is the last account the Trustee will draw if amounts in the General Subaccount, Reserve Subaccount, and Overcollateralization Subaccount are insufficient to make payments specified in the Indenture. If the Capital Subaccount is used, it will be replenished to its original level from SC remittances through the periodic SC reconciliation process, also known as the true-up process.

The Company has no employees. Under a Servicing Agreement, Detroit Edison is required to manage and administer the Securitization Property of the Company and to collect the SC on behalf of the Company. Detroit Edison receives a servicing fee of 0.05% annually of the initial principal amount of the Bonds. The Servicing Agreement also requires Detroit Edison to file requests for annual adjustments to the SC, and the Act and the Financing Order require the MPSC to act upon these requests within specified time periods. These adjustments (“true-up”) are based on actual SC collections and updated assumptions by Detroit Edison of estimated delivery of electricity, expected delinquencies and write-offs, and future expenses relating to the Securitization Property and the Bonds.

2. Summary of Significant Accounting Policies

Management’s Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Regulation and Regulatory Assets and Liabilities

The Company’s business meets the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” This accounting standard recognizes the cost based rate making process which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. The Company’s purpose is to collect SC, pay interest and principal on the Bonds and other administrative costs. The SC, as periodically established by the MPSC, is designed to provide the necessary revenues to satisfy such activities. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, and that it be reasonable to assume that the rates are set at levels that will recover an entity’s costs and can be charged to and collected from customers. The Company believes it satisfies such requirements, and continues to apply the provisions of SFAS No. 71 to its business.

Restricted Cash

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. Restricted cash includes $8.75 million in the Capital Subaccount held by the Trustee and $6.10 million retained to pay remaining Bond issuance costs. The Trustee has established the following subaccounts for the Bonds:

General Subaccount is comprised of SC collections and interest earned from short term investments. These amounts accumulate until the Trustee pays principal, interest, service and administration fees, and other expenses.

Reserve Subaccount includes any over/under SC collections. The Trustee may draw funds from this subaccount if the general subaccount is insufficient to make schedule payments.

Overcollateralization Subaccount accumulates the mandatory reserve amount. This account is funded over the life of the Bonds. The Trustee may draw from this subaccount if the general subaccount and reserve subaccount are insufficient to service required payments.

Capital Subaccount retains the required 0.5% of the initial principal amount of the Bonds. It will be released at Bond retirement. The Trustee can draw funds from this subaccount if the general subaccount, overcollateralization subaccount and reserve subaccount are insufficient to service bond payments. If the Capital Subaccount is used, it will be replenished from SC remittances to its original level through the periodic reconciliation process.

Debt Issuance Costs

The costs associated with the issuance of the Bonds are capitalized and are being amortized over the life of the Bonds utilizing the effective interest method.

Revenue

On March 26, 2001, Detroit Edison, as Servicer, implemented a nonbypassable SC of $0.0032 per kilowatthour on behalf of the Company. The Company also records unbilled SC revenue associated with electricity delivered by Detroit Edison after cycle billings through month-end.

Amortization

The Securitization Property was recorded at acquired cost and is being amortized over the life of the Bonds, based on estimated SC revenues, interest accruals and other expenses. The Act limits the Bond life to no greater than 15 years.

In accordance with SFAS No. 71, amortization is adjusted for over/under recovery of SC resulting from differences between estimated and actual electricity delivery.

Income Taxes

The Company has elected to be treated as a division of Detroit Edison, and is not a separate taxable entity. As a result, Detroit Edison is responsible for the tax impacts of the Company.

3. Long-Term Debt

In March 2001, the Company issued $1.75 billion of Bonds at an average interest rate of 6.3%. The Company used the proceeds from the Bonds to purchase Securitization Property from Detroit Edison. The Securitization Property of the Company has been assigned to the Trustee to collateralize the Bonds.

Scheduled maturities and interest rates for the Bonds at March 31, 2001 are:

		Initial Class Principal
		Balance	Expected Final	Final Maturity
Class	Bond Rate	($ Thousands)	Payment Date	Date

A-1	5.18%	124,540	3/1/03	3/1/05

A-2	5.51%	179,038	3/1/05	3/1/07

A-3	5.88%	322,792	3/1/08	3/1/10

A-4	6.19%	406,722	3/1/11	3/1/13

A-5	6.42%	326,237	3/1/13	3/1/15

A-6	6.62%	390,671	3/1/15	3/1/16

Total	$1,750,000

Current Maturities	(39,660)

Long Term Debt	$1,710,340

The Current Maturities stated above are based on the expected final payment dates rather than the final maturity dates.

4. Significant Agreements and Related Party Transactions

Under the Servicing Agreement, Detroit Edison as Servicer is required to manage and administer the Securitization Property of the Company and to collect the SC on behalf of the Company. The Company pays an annual service fee of 0.05% of the initial principal amount of the Bonds to Detroit Edison. For the three-month period ended March 31, 2001, the Company recorded servicing fees of $73,000.

At March 31, 2001 the Balance Sheet includes a receivable from Detroit Edison of $2.2 million for SC collections. The Balance Sheet also includes a payable to Detroit Edison of $94,000 for servicing fees and administrative expenses.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed balance sheet of The Detroit Edison Securitization Funding LLC, (the “Company”) as of March 31, 2001, and the related condensed statements of income, cash flows and member’s equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Detroit, Michigan
May 11, 2001

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This analysis is a summary of the results of operations and financial condition of the company and should be read in conjunction with the financial statements.

The Company is a special purpose entity established by The Detroit Edison Company to recover certain stranded costs, called Securitization Property by Michigan Statute.

On March 9, 2001 the Company issued its Bonds. From the date of issuance to March 31, 2001, the Company has earned $9,925,000 in surcharge revenues. The Company has also earned $44,000 in interest income from the Trust accounts. Amortization expense of $3,314,000 consists of amortization of the Securitization Property, over-recovery of SC, and overcollateralization fee. The Company also incurred interest expense of $6,555,000, amortization of issuance cost of $6,000, servicing fee of $73,000 and administrative fee of $21,000.

Detroit Edison, as Servicer, collects a surcharge payable by its customers for the benefit of the Company and the Securitization Bondholders. Due to the time lag between SC billed to customers and amounts collected from those customers, Detroit Edison will begin cash remittance to the Trustee for SC collections on May 14, 2001. The Company expects that there will be sufficient cash remittances for the first payment of Bond principal, interest, and related fees to be made on September 1, 2001.

Under the MPSC financing order, Detroit Edison will implement an annual adjustment (“true-up”) to the SC until 12 months prior to the last expected final payment date of the final class of the Bonds. Thereafter, a quarterly adjustment to the SC will be implemented to provide sufficient funds for timely payments related to the Bonds.

FORWARD-LOOKING STATEMENTS

Certain information presented herein is based on the expectations of the Company, and, as such, is forward-looking. The Private Securities Litigation Reform Act of 1995 encourages reporting companies to provide analyses and estimates of future prospects and also permits reporting companies to point out that actual results may differ from those anticipated.

Securitization Bondholders may suffer payment delays or losses if the Company’s assets are not sufficient to pay interest or the scheduled principal of the Bonds. Funds for payments are dependent upon the Securitization Property and the right to collect the SC over a period limited by Michigan statute to 15 years.

In addition, collections are dependent on the level of Detroit Edison electric deliveries to customers.

Item 3 – Omitted pursuant to Instruction H of Form 10-Q

QUARTERLY REPORT ON FORM 10-Q FOR THE DETROIT EDISON
SECURITIZATION FUNDING LLC

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings.

None

Items 2 to 4 – Omitted pursuant to Instruction H of Form 10-Q

Item 5 – Other Information.

None

Item 6 – Exhibits and Reports on Form 8-K.

a.  Exhibits

Exhibit No.	Description

4.1	Limited Liability Company Agreement of The Detroit Edison Securitization Funding LLC (Exhibit 4.1 to Registration No. 333-51066)

4.2	Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2 to Registration No. 333-51066)

4.2.1.	Restated Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2.1. to Registration No. 333-51066)

4.3	Indenture

4.3.1	Supplemental Indenture, including Form of Bonds

10.1	Sale Agreement

10.2	Servicing Agreement

10.3	Financing Order of the MPSC issued November 2, 2000 (Exhibit 10.3 to Registration No. 333-51066)

10.4	Opinion and Order of the MPSC issued January 4, 2001 (Exhibit 10.4 to Registration No. 333-51066)

99.1	Internal Revenue Service Private Letter Ruling pertaining to Bonds (Exhibit 99.1 to Registration No. 333-51066)

99.2	Administration Agreement

99.3	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc.

99.4	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc.

99.5	Intercreditor Agreement, among Citicorp North America, Inc., Citibank, N.A., the trustee, the issuer, and The Detroit Edison Company

99.6	Securitization Bond Charges, filed with the MPSC on March 16, 2001

b.  Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC

(Registrant)

/s/ MICHAEL G. VANHAERENTS

By Michael G. VanHaerents Controller

Date	May 11, 2001	/s/ MICHAEL G. VANHAERENTS

Michael G. VanHaerents
Controller

Date	May 11, 2001	/s/ KATHLEEN M. HIER

Kathleen M. Hier
Treasurer

Exhibit No.	Description

4.1	Limited Liability Company Agreement of The Detroit Edison Securitization Funding LLC (Exhibit 4.1 to Registration No. 333-51066)

4.2	Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2 to Registration No. 333-51066)

4.2.1.	Restated Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2.1. to Registration No. 333-51066)

4.3	Indenture

4.3.1	Supplemental Indenture, including Form of Bonds

10.1	Sale Agreement

10.2	Servicing Agreement

10.3	Financing Order of the MPSC issued November 2, 2000 (Exhibit 10.3 to Registration No. 333-51066)

10.4	Opinion and Order of the MPSC issued January 4, 2001 (Exhibit 10.4 to Registration No. 333-51066)

99.1	Internal Revenue Service Private Letter Ruling pertaining to Bonds (Exhibit 99.1 to Registration No. 333-51066)

99.2	Administration Agreement

99.3	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc.

99.4	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc.

99.5	Intercreditor Agreement, among Citicorp North America, Inc., Citibank, N.A., the trustee, the issuer, and The Detroit Edison Company

99.6	Securitization Bond Charges, filed with the MPSC on March 16, 2001