Form 10-Q
period 2001-06-30
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2001-08-14
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with reduced disclosure format.

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address; and Telephone Number	Identification No.

333 — 51066	The Detroit Edison Securitization Funding LLC (a Michigan limited liability company) 2000 2nd Avenue, 937 WCB Detroit, Michigan 48226-1279 313-235-3642	38-0478650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

The Detroit Edison Securitization Funding LLC
FORM 10-Q
For The Quarter Ended June 30, 2001

Page

Quarterly Report on Form 10-Q:

Part I — Financial Information	5

Item 1 -Financial Statements	5

Statement of Income (Unaudited)	5

Balance Sheet (Unaudited)	6

Statement of Cash Flows (Unaudited)	7

Statement of Member’s Equity (Unaudited)	8

Notes to Financial Statements (Unaudited)	9

Independent Accountants’ Report	14

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3 - Omitted pursuant to Instruction H of Form 10-Q

Part II — Other Information	15

Item 1 - Legal Proceedings	15

Item 2 - Omitted pursuant to Instruction H of Form 10-Q

Item 3 - Omitted pursuant to Instruction H of Form 10-Q

Item 4 - Omitted pursuant to Instruction H of Form 10-Q

Item 5 - Other Information	15

Item 6 - Exhibits and Reports on Form 8-K	15

Signature Page	17

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This analysis is a summary of the results of operations and financial condition of the Company and should be read in conjunction with the financial statements and notes to financial statements for the quarter ended June 30, 2001.

The Company is a special purpose entity established by The Detroit Edison Company to recover certain stranded costs, called Securitization Property by Michigan Statute.

On March 9, 2001 the Company issued its Bonds.   For the three months ended June 30, 2001, the Company has earned $38,663,000 in surcharge revenues and $204,000 in interest income. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge (“SC”). The amortization expense for the three-month period was $11,728,000. During this three-month period the Company also incurred interest expense of $26,816,000, amortization of issuance cost of $42,000, servicing fee of $219,000, and administrative fee of $62,000.

For the six-month period ending June 30, 2001, the Company has earned $48,587,000 in surcharge revenues and $248,000 in interest income. Amortization expense for the six months amounted to $15,041,000. During the six-month period the Company also incurred interest expense of $33,371,000, amortization of issuance cost of $48,000, servicing fee of $292,000 and administrative fee of $83,000.

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders based on an initial $0.0032 per kilowatthour rate. This surcharge rate will be modified to $0.0041 on September 01, 2001. Due to the time lag between SC billed to customers and amounts collected from those customers, Detroit Edison began cash remittance to the Trustee for SC collections on May 14, 2001. As of June 30, 2001, Detroit Edison has remitted $21,125,282 of SC collections to the Trustee. There will be sufficient cash for the first payment of $56,388,566 for Bond principal, interest, and related fees, due on September 1, 2001.

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

The Detroit Edison Securitization Funding LLC
Statement of Income (Unaudited)
(Thousands of dollars)

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Operating Revenues	$38,663	$48,587

Operating Expenses

Amortization expense	11,728	15,041

Service fee	219	292

Administrative fee	62	83

Total Operating Expenses	12,009	15,416

Operating Income	26,654	33,171

Interest Expense and Other

Interest expense	26,816	33,371

Other	42	48

Total Interest Expense and Other	26,858	33,419

Interest Income	204	248

Net Income	$—	$—

See Notes to Financial Statements (Unaudited).

The Detroit Edison Securitization Funding LLC
Balance Sheet (Unaudited)
(Thousands of dollars)

June 30, 2001

ASSETS

Current Assets

Cash and cash equivalents	$3,821

Restricted cash	30,047

Accounts receivable	20,585

Accrued unbilled revenues	6,911

61,364

Regulatory Assets

Unamortized securitization property	1,716,985

Unamortized bond issuance cost	30,237

1,747,222

Total Assets	$1,808,586

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities

Accounts payable	$3,778

Accrued interest	33,371

Accounts payable to member	375

Current portion of securitization bonds payable	39,660

Regulatory liability	12,104

89,288

Non-Current Liabilities and Deferred Credits

Securitization bonds payable	1,710,340

Overcollateralization subaccount	208

1,710,548

Member’s Equity	8,750

Total Liabilities and Member’s Equity	$1,808,586

See Notes to Financial Statements (Unaudited).

The Detroit Edison Securitization Funding LLC
Statement of Cash Flows (Unaudited)
(Thousands of dollars)

Six Months Ended
June 30, 2001

Operating Activities

Net Income	$—

Adjustments to reconcile net income to net cash from operating activities:

Amortization	15,089

Changes in current assets and liabilities:

Accounts receivable	(27,496)

Interest payable	33,371

Accounts payable to member	375

Net cash from operating activities	21,339

Investing Activities

Restricted Cash	(30,047)

Purchase of securitized assets	(1,719,715)

Capitalization of issuance cost	(26,506)

Net cash used for investing activities	(1,776,268)

Financing Activities

Issuance of Bonds	1,750,000

Member’s investment	8,750

Net cash from financing activities	1,758,750

Net Increase in Cash and Cash Equivalents	3,821

Cash and Cash Equivalents at Beginning of the Period	—

Cash and Cash Equivalents at End of the Period	$3,821

See Notes to Financial Statements (Unaudited).

The Detroit Edison Securitization Funding LLC
Statement of Member’s Equity (Unaudited)
(Thousands of dollars)

Six Months Ended
June 30, 2001

Beginning balance	$—

Add:

Member’s contribution	8,750

Balance at June 30, 2001	$8,750

See Notes to Financial Statements (Unaudited).

The Detroit Edison Securitization Funding LLC
Notes to Financial Statements (Unaudited)

1.   Nature of Operations

The Detroit Edison Securitization Funding LLC (the “Company”), a single member limited liability company established by The Detroit Edison Company (“Detroit Edison”) under the laws of the State of Michigan, was formed on November 20, 2000 pursuant to articles of organization filed with the Department of Consumer and Industry Services of the State of Michigan by Detroit Edison, as sole member of the Company. The Company is a wholly owned subsidiary of Detroit Edison. Detroit Edison is an operating electric public utility and is a wholly owned subsidiary of DTE Energy Company (“DTE”). The Company was organized for the sole purpose of purchasing and owning Securitization Property, issuing securitization bonds (“Bonds”), pledging its interest in Securitization Property to the trustee to collateralize the Bonds, and performing activities that are necessary to accomplish these purposes. The Company had no financial operations until February 15, 2001.

Securitization Property is a property right authorized by Michigan state legislation and may be created only by a financing order of the Michigan Public Service Commission (“MPSC”). Securitization Property represents, among other things, the irrevocable right of Detroit Edison, or its successor or assignee, to impose, collect and receive a non-bypassable SC from customers pursuant to an order (“Financing Order”), which was issued on November 2, 2000, and clarified on January 4, 2001, by the MPSC in accordance with the June 2000 Customer Choice and Electricity Reliability Act (“the Act”). Securitization Property also includes the right to obtain periodic adjustments of SC. The MPSC Financing Order authorizes the SC to be sufficient to recover up to $1.774 billion aggregate principal amount of bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other administrative expenses relating to the Bonds.

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

The principal amount of the Bonds, interest, fees, and required overcollateralization for the Bonds will be recovered through the SC payable by Detroit Edison’s electric customers taking delivery of electricity from Detroit Edison or its successor based on its MPSC approved rate schedules and special contracts.

Detroit Edison, as Servicer, collects the SC from its customers and deposits daily collections into the General Subaccount held by The Bank of New York, as trustee (“Trustee”). The Trustee is required to use these funds to make principal and interest payments on the Bonds and to pay fees and expenses specified in the Indenture for the Bonds. The Reserve Subaccount maintained by the Trustee consists of funds remaining after required allocations on the scheduled semi-annual payment dates. The Overcollateralization Subaccount held by the Trustee will be funded from collections of the SC over the term of the Bonds. The Capital Subaccount held by the Trustee was initially funded by a contribution to the Company by Detroit Edison on the date of issuance of the Bonds in an amount equal to 0.5% of the initial principal amount of the Bonds. The Capital Subaccount is the last account the Trustee will draw if amounts in the General Subaccount, Reserve Subaccount, and Overcollateralization Subaccount are insufficient to make payments specified in the Indenture. If the Capital Subaccount is used, it will be replenished to its original level from SC remittances.

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

Cash and Cash Equivalents

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The balance of $3.82 million of Cash and Cash Equivalents has been retained to pay the remaining Bond issuance costs.

Restricted Cash

Restricted cash includes $8.75 million in the Capital Subaccount and $21.30 million in the General Subaccount. The Trustee has established the following subaccounts for the Bonds:

General Subaccount is comprised of SC collections and interest earned from short term investments. These amounts accumulate until the Trustee pays principal, interest, service and administration fees, and other expenses.

Reserve Subaccount includes any net over SC collections. The Trustee may draw funds from this subaccount if the general subaccount is insufficient to make scheduled payments.

Overcollateralization Subaccount accumulates the mandatory reserve amount. This account is funded over the life of the Bonds. The Trustee may draw from this subaccount if the general subaccount and reserve subaccount are insufficient to service required payments.

Capital Subaccount retains the required 0.5% of the initial principal amount of the Bonds. It will be released at Bond retirement. The Trustee can draw funds from this subaccount if the general subaccount, overcollateralization subaccount and reserve subaccount are insufficient to service bond payments. If the Capital Subaccount is used, it will be replenished from SC remittances.

Debt Issuance Costs

The costs associated with the issuance of the Bonds are capitalized and are being amortized over the life of the Bonds utilizing the effective interest method.

Revenue

On March 26, 2001, Detroit Edison, as Servicer, implemented a nonbypassable SC of $0.0032 per kilowatthour on behalf of the Company, which will be modified to $0.0041 on September 01, 2001. The Company also records unbilled SC revenue associated with electricity delivered by Detroit Edison after cycle billings through month-end.

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

Scheduled maturities and interest rates for the Bonds at June 30, 2001 are:

		Initial Class
		Principal Balance	Expected Final
Class	Bond Rate	($ Thousands)	Payment Date	Final Maturity Date

A-1	5.18%	124,540	3/1/03	3/1/05

A-2	5.51%	179,038	3/1/05	3/1/07

A-3	5.88%	322,792	3/1/08	3/1/10

A-4	6.19%	406,722	3/1/11	3/1/13

A-5	6.42%	326,237	3/1/13	3/1/15

A-6	6.62%	390,671	3/1/15	3/1/16

Total	$1,750,000

Current Maturities	(39,660)

Long Term Debt	$1,710,340

The Current Maturities stated above are based on the expected final payment dates rather than the final maturity dates.

4.   Significant Agreements and Related Party Transactions

Under the Servicing Agreement, Detroit Edison as Servicer is required to manage and administer the Securitization Property of the Company and to collect the SC on behalf of the Company. The Company pays an annual service fee of $875,000 and an annual administrative fee of $250,000 to Detroit Edison. The Company recorded servicing fees of $219,000 and administrative fees of $62,000 for the three-month period ended June 30, 2001. For the six-month period, the Company recorded servicing fees of $292,000 and administrative fees of $83,000.

At June 30, 2001 the Balance Sheet includes a receivable from Detroit Edison of $20.6 million for SC collections. The Balance Sheet also includes a payable to Detroit Edison of $375,000 for servicing fees and administrative expenses.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed balance sheet of The Detroit Edison Securitization Funding LLC, (the “Company”) as of June 30, 2001, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2001, and the condensed statements of cash flows and member’s equity for the six-month period ended June 30, 2001. These financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

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

DELOITTE & TOUCHE LLP

Detroit, Michigan
August 14, 2001

PART II — OTHER INFORMATION

Legal Proceedings.

None

Other Information.

None

Exhibits and Reports on Form 8-K.

a. Exhibits

(i) Exhibits filed herewith

Exhibit No.

99.7	Monthly Servicer Certificates dated May 14, 2001

99.8	Monthly Servicer Certificate dated June 08, 2001

99.9	Monthly Servicer Certificates dated July 12, 2001

99.10	Securitization Bond Charge filed with the MPSC on August 10, 2001

(ii) Exhibits incorporated herein by reference

Exhibit No.

4.1	Limited Liability Company Agreement of The Detroit Edison Securitization Funding LLC (Exhibit 4.1 to Registration No. 333-51066)

4.2	Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2 to Registration No. 333-51066)

4.2.1.	Restated Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2.1. to Registration No. 333-51066)

4.3	Indenture (Exhibit 4.3 to Form 10-Q for quarter ended March 31, 2001)

4.3.1	Supplemental Indenture, including Form of Bonds (Exhibit 4.3.1 to Form 10-Q for quarter ended March 31, 2001)

10.1	Sale Agreement (Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2001)

Exhibit No.

10.2	Servicing Agreement (Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2001)

10.3	Financing Order of the MPSC issued November 2, 2000 (Exhibit 10.3 to Registration No. 333-51066)

10.4	Opinion and Order of the MPSC issued January 4, 2001 (Exhibit 10.4 to Registration No. 333-51066)

99.1	Internal Revenue Service Private Letter Ruling pertaining to Bonds (Exhibit 99.1 to Registration No. 333-51066)

99.2	Administration Agreement (Exhibit 99.2 to Registration No. 333-51066)

99.3	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.3 to Form 10-Q for quarter ended March 31, 2001)

99.4	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.4 to Form 10-Q for quarter ended March 31, 2001)

99.5	Intercreditor Agreement, among Citicorp North America, Inc., Citibank, N.A., the trustee, the issuer, and The Detroit Edison Company (Exhibit 99.5 to Form 10-Q for quarter ended March 31, 2001)

99.6	Securitization Bond Charges, filed with the MPSC on March 16, 2001 (Exhibit 99.6 to Form 10-Q for quarter ended March 31, 2001)

b.   Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC (Registrant)

/s/ MICHAEL G. VANHAERENTS _____________________________________ By Michael G. VanHaerents Controller and Chief Accounting Officer

Date	August 13, 2001	/s/ MICHAEL G. VANHAERENTS _____________________________________ Michael G. VanHaerents Controller and Chief Accounting Officer

Date	August 13, 2001	/s/ KATHLEEN M. HIER _____________________________________ Kathleen M. Hier Treasurer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

(i) Exhibits filed herewith

Exhibit No.

99.7	Monthly Servicer Certificates dated May 14, 2001

99.8	Monthly Servicer Certificate dated June 08, 2001

99.9	Monthly Servicer Certificates dated July 12, 2001

99.10	Securitization Bond Charge filed with the MPSC on August 10, 2001

(ii) Exhibits incorporated herein by reference

Exhibit No.

4.1	Limited Liability Company Agreement of The Detroit Edison Securitization Funding LLC (Exhibit 4.1 to Registration No. 333-51066)

4.2	Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2 to Registration No. 333-51066)

4.2.1.	Restated Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2.1. to Registration No. 333-51066)

4.3	Indenture (Exhibit 4.3 to Form 10-Q for quarter ended March 31, 2001)

4.3.1	Supplemental Indenture, including Form of Bonds (Exhibit 4.3.1 to Form 10-Q for quarter ended March 31, 2001)

10.1	Sale Agreement (Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2001)

Exhibit No.

10.2	Servicing Agreement (Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2001)

10.3	Financing Order of the MPSC issued November 2, 2000 (Exhibit 10.3 to Registration No. 333-51066)

10.4	Opinion and Order of the MPSC issued January 4, 2001 (Exhibit 10.4 to Registration No. 333-51066)

99.1	Internal Revenue Service Private Letter Ruling pertaining to Bonds (Exhibit 99.1 to Registration No. 333-51066)

99.2	Administration Agreement (Exhibit 99.2 to Registration No. 333-51066)

99.3	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.3 to Form 10-Q for quarter ended March 31, 2001)

99.4	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.4 to Form 10-Q for quarter ended March 31, 2001)

99.5	Intercreditor Agreement, among Citicorp North America, Inc., Citibank, N.A., the trustee, the issuer, and The Detroit Edison Company (Exhibit 99.5 to Form 10-Q for quarter ended March 31, 2001)

99.6	Securitization Bond Charges, filed with the MPSC on March 16, 2001 (Exhibit 99.6 to Form 10-Q for quarter ended March 31, 2001)