Form 10-Q
period 2001-09-30
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2001-11-14
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

Commission file number 333-51066

The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
(a Michigan limited liability company)
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0478650 (I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-235-8000

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
STATEMENT OF OPERATIONS (UNAUDITED)
STATEMENT OF FINANCIAL POSITION (UNAUDITED)
STATEMENT OF CASH FLOWS (UNAUDITED)
STATEMENT OF MEMBER’S EQUITY (UNAUDITED)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
INDEPENDENT ACCOUNTANTS’ REPORT
OTHER INFORMATION
SIGNATURE
Form 10-Q for Quarter Ended September 30, 2001
Monthly Servicer Certificate dated 8/10/2001
Monthly Servicer Certificate dated 9/14/2001
Monthly Servicer Certificate dated 10/12/2001
Semi-Annual Servicer Certificate dated 8/31/2001

THE DETROIT EDISON SECURITIZATION FUNDING LLC

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

PAGE
NUMBER

PART I — FINANCIAL INFORMATION
Item 1 - Financial Statements
Statement of Operations	3
Statement of Financial Position	4
Statement of Cash Flows	5
Statement of Member’s Equity	6
Notes to Financial Statements	7
Independent Accountants’ Report	12
Item 2 - Management’s Narrative Analysis of the Results of Operations	1
PART II — OTHER INFORMATION	13
Item 6 -Exhibits and Reports on Form 8-K	13
SIGNATURE	14

DETROIT EDISON SECURITIZATION FUNDING LLC

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The Results of Operations discussion for Detroit Edison Securitization Funding LLC (“Company”) is presented in accordance with General Instruction H(2) (a) of Form 10-Q.

As discussed in Note 1 of the Notes to Financial Statements included herein, the Company is a special purpose entity established by The Detroit Edison Company (“Detroit Edison”) to recover certain stranded costs, called Securitization Property by Michigan Statute. The stranded costs primarily represent Detroit Edison’s unamortized investment in the 1,150 megawatt Fermi 2 nuclear power plant that was classified as a regulatory asset. On March 9, 2001 the Company issued securitization bonds (“Bonds”) and used the net proceeds to purchase Securitization Property from Detroit Edison. The Company receives revenues that are intended to recover its costs and service its debt. Amortization expense associated with the Securitization Property is adjusted as necessary so that expenses equal revenues and interest income.

For the three- month period ended September 30, 2001, the Company has earned $48,875,000 in surcharge revenues and $304,000 in interest income. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge (“SC”). The amortization expense for the three-month period was $21,973,000. During the three-month period, the Company also incurred interest expense of $26,797,000, amortization of issuance cost of $128,000, servicing fee of $218,000, and administrative fees of $63,000.

For the nine-month period ended September 30, 2001, the Company has earned $97,462,000 in surcharge revenues and $552,000 in interest income. The amortization expense for the nine-month period amounted to $37,014,000. During the nine-month period, the Company also incurred interest expense of $60,168,000, amortization of issuance cost of $176,000, servicing fee of $510,000 and administrative fees of $146,000.

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders based on an initial $0.0032 per kilowatthour rate. This surcharge rate was modified to $0.0041 on September 1, 2001. Due to the time lag between SC billed to customers and amounts collected from those customers, Detroit Edison began cash remittance to the Trustee for SC collections on May 14, 2001. As of September 30, 2001, Detroit Edison has remitted $62,217,000 of SC collections to the Trustee.

Under the MPSC financing order, Detroit Edison will implement an annual adjustment to the SC until 12 months prior to the last expected final payment date of the final class of the Bonds. Thereafter, a quarterly adjustment to the SC will be implemented to provide sufficient funds for timely payments related to the Bonds.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

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

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001

(in Thousands)
Operating Revenues	$48,875	$97,462

Operating Expenses
Amortization expense	21,973	37,014
Service fee	218	510
Administrative fee	63	146

	22,254	37,670

Operating Income	26,621	59,792

Interest Expense and Other
Interest expense	26,797	60,168
Interest income	(304)	(552)
Other	128	176

	26,621	59,792

Net Income	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF FINANCIAL POSITION (UNAUDITED)

September 30, 2001

(in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,821
Restricted cash	15,380
Accounts receivable	27,003
Accrued unbilled revenues	8,260

54,464

Regulatory Assets
Unamortized securitization property	1,709,726
Unamortized bond issuance cost	30,109

1,739,835

$1,794,299

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$3,775
Accrued interest	8,920
Accounts payable to member	94
Current portion of securitization bonds payable	72,521
Regulatory liability	26,661

111,971

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,673,214
Overcollateralization subaccount	364

1,673,578

Member’s Equity	8,750

$1,794,299

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months
Ended
September 30, 2001

(in Thousands)
Operating Activities
Net income	$-
Adjustments to reconcile net income to net cash from operating activities:
Amortization	37,190
Changes in current assets and liabilities:
Accounts receivable	(35,263)
Interest payable	8,920
Accounts payable to member	94

Net cash from operating activities	10,941

Investing Activities
Restricted Cash	(15,380)
Purchase of securitized assets	(1,719,715)
Capitalization of issuance cost	(26,510)

Net cash used for investing activities	(1,761,605)

Financing Activities
Issuance of bonds	1,750,000
Member’s investment	8,750
Payment of bonds	(4,265)

Net cash from financing activities	1,754,485

Net Increase in Cash and Cash Equivalents	3,821
Cash and Cash Equivalents at Beginning of the Period	-

Cash and Cash Equivalents at End of the Period	$3,821

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF MEMBER’S EQUITY (UNAUDITED)

Nine Months
Ended
September 30, 2001

(in Thousands)
Balance beginning of period	$-
Add:
Member’s contribution	8,750

Balance at end of period	$8,750

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — NATURE OF OPERATIONS

The Detroit Edison Securitization Funding LLC (“Company”), a single member limited liability company established by Detroit Edison under the laws of the State of Michigan, was formed on November 20, 2000. The Company is a wholly owned subsidiary of Detroit Edison. Detroit Edison is an operating electric public utility and is a wholly owned subsidiary of DTE Energy Company (“DTE”). The Company was organized for the sole purpose of purchasing and owning Securitization Property, issuing securitization bonds (“Bonds”), and performing activities that are necessary to accomplish these purposes. The Company had no financial operations until February 15, 2001.

Securitization Property is a property right authorized by Michigan state legislation and by a financing order of the Michigan Public Service Commission (“MPSC”). Securitization Property represents, among other things, the irrevocable right of Detroit Edison, or its successor or assignee, to impose, collect and receive a non-bypassable SC from customers pursuant to an order (“Financing Order”), issued on November 2, 2000, and clarified on January 4, 2001, by the MPSC in accordance with the June 2000 Customer Choice and Electricity Reliability Act (“the Act”). Securitization Property also includes the right to obtain periodic adjustments of SC. The MPSC Financing Order authorizes the SC to be sufficient to recover up to $1.774 billion aggregate principal amount of bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other administrative expenses relating to the Bonds.

On March 9, 2001, the Company issued $1.75 billion of Bonds, Series 2001-1 and used the proceeds to pay expenses of issuance and to purchase the Securitization Property from Detroit Edison.

The Company is required to operate in a manner that does not subject its assets to the creditors of either DTE or Detroit Edison. Detroit Edison sold the Securitization Property to the Company. The Bonds are debt obligations of the Company.

The principal amount of the Bonds, interest, fees, and required overcollateralization for the Bonds will be recovered through the SC payable by Detroit Edison’s electric customers taking delivery of electricity from Detroit Edison on its MPSC approved rate schedules and special contracts.

Detroit Edison, as Servicer, collects the SC from its customers and deposits daily collections into the General Subaccount held by The Bank of New York, as trustee (“Trustee”). The Trustee is required to use these funds to make principal and interest payments on the Bonds and to pay fees and expenses specified in the Indenture for the Bonds. The Reserve Subaccount maintained by the Trustee consists of funds remaining after required allocations on the scheduled semi-annual payment dates. The Overcollateralization Subaccount held by the Trustee is being funded from collections of the SC over the term of the Bonds. The Capital Subaccount held by the Trustee was initially funded by a contribution to the Company by Detroit Edison on the date of issuance

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

of the Bonds in an amount equal to 0.5% of the initial principal amount of the Bonds. The Capital Subaccount is the last account the Trustee will draw upon if amounts in the General Subaccount, Reserve Subaccount, and Overcollateralization Subaccount are insufficient to make payments specified in the Indenture. If the Capital Subaccount is used, it will be replenished to its original level from SC remittances.

The Company has no employees. Under a Servicing Agreement, Detroit Edison is required to manage and administer the Securitization Property of the Company and to collect the SC on behalf of the Company. Detroit Edison receives an annual servicing fee of 0.05% of the initial principal amount of the Bonds. The Servicing Agreement also requires Detroit Edison to file requests for annual adjustments to the SC, and the Act and the Financing Order require the MPSC to act upon these requests within specified time periods. These adjustments are based on actual SC collections and updated assumptions by Detroit Edison of estimated delivery of electricity, expected delinquencies and write-offs, and future expenses relating to the Securitization Property and the Bonds.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     Management’s Estimates

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

b.     Regulation and Regulatory Assets and Liabilities

The Company’s business meets the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” This accounting standard recognizes the cost-based rate-making process which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. The Company’s purpose is to collect the SC, and pay interest and principal on the Bonds and other administrative costs. The SC, as periodically established by the MPSC, is designed to provide the necessary revenues to satisfy such activities. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, and that it be reasonable to assume that the rates are set at levels that will recover an entity’s costs and can be charged to and collected from customers. The Company believes it satisfies such requirements and continues to apply the provisions of SFAS No. 71 to its business.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

c.     Cash and Cash Equivalents

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The balance of $3.82 million of Cash and Cash Equivalents has been retained to pay the remaining Bond issuance costs.

d.     Restricted Cash

Restricted cash includes $8.75 million in the Capital Subaccount and $6.63 million in the General Subaccount. The Trustee has established the following subaccounts for the Bonds:

General Subaccount is comprised of SC collections and interest earned from short term investments. These amounts accumulate until the Trustee pays principal, interest, service and administration fees, and other expenses.

Reserve Subaccount includes any net SC over collections. The Trustee may draw funds from this subaccount if the general subaccount is insufficient to make scheduled payments.

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

e.     Bond Issuance Costs

The costs associated with the issuance of the Bonds are capitalized and are being amortized over the life of the Bonds utilizing the effective interest method.

f.     Revenue

On March 26, 2001, Detroit Edison, as Servicer, implemented a nonbypassable SC of $0.0032 per kilowatthour on behalf of the Company, which was modified to $0.0041 on September 1, 2001. The Company also records unbilled SC revenue associated with electricity delivered by Detroit Edison after cycle billings through month-end.

g.     Amortization

The Securitization Property was recorded at acquired cost and is being amortized over the life of the Bonds, based on estimated SC revenues, interest accruals and other expenses. The Act limits the Bond life to no greater than 15 years.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In accordance with SFAS No. 71, amortization is adjusted for over/under recovery of SC resulting from differences between estimated and actual electricity delivery.

h.     Income Taxes

The Company has elected to be treated as a division of Detroit Edison, and is not a separate taxable entity. As a result, Detroit Edison is responsible for the tax impacts of the Company.

NOTE 3 — LONG-TERM DEBT

In March 2001, the Company issued $1.75 billion of Bonds at an average interest rate of 6.3%. The Company used the proceeds from the Bonds to purchase Securitization Property from Detroit Edison. The Securitization Property of the Company has been assigned to the Trustee to collateralize the Bonds.

Scheduled maturities and interest rates for the Bonds at September 30, 2001 are:

		Initial Class
		Principal Balance	Expected Final
Class	Bond Rate	($ Thousands)	Payment Date	Final Maturity Date

A-1	5.18%	120,275	3/1/03	3/1/05
A-2	5.51%	179,038	3/1/05	3/1/07
A-3	5.88%	322,792	3/1/08	3/1/10
A-4	6.19%	406,722	3/1/11	3/1/13
A-5	6.42%	326,237	3/1/13	3/1/15
A-6	6.62%	390,671	3/1/15	3/1/16

Total		$1,745,735
Current Maturities		(72,521)

Long Term Debt		$1,673,214

The Current Maturities stated above are based on the expected final payment dates rather than the final maturity dates.

NOTE 4 — SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Servicing Agreement, Detroit Edison as Servicer is required to manage and administer the Securitization Property of the Company and to collect the SC on behalf of the Company. The Company pays an annual service fee of $875,000 and an annual administrative fee of $250,000 to Detroit Edison. The Company recorded servicing fees of $218,000 and administrative fees of $63,000 for the three-month period ended September 30, 2001. For the nine-month period, the Company recorded servicing fees of $510,000 and administrative fees of $146,000.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2001, the Balance Sheet includes a receivable from Detroit Edison of $27.0 million for SC collections. The Balance Sheet also includes a payable to Detroit Edison of $94,000 for servicing fees and administrative expenses.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC, (the “Company”) as of September 30, 2001, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2001, and the condensed statements of cash flows and member’s equity for the nine-month period ended September 30, 2001. These financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

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

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 13, 2001

OTHER INFORMATION

     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

(i)  Exhibits filed herewith.

Exhibit
Number	Description

99.11	Monthly Servicer Certificate dated August 10, 2001
99.12	Monthly Servicer Certificate dated September 14, 2001
99.13	Monthly Servicer Certificate dated October 12, 2001
99.14	Semi-Annual Servicer Certificate dated August 31, 2001

(b)  Reports on Form 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC

Date: November 13, 2001	By:	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer and Controller

Exhibit Index

The Detroit Edison Securitization Funding, LLC File No. 333-51066
Quarterly Report on Form 10-Q for Quarter Ended
September 30, 2001

Exhibits
Number	Description

99-11	Monthly Servicer Certificate dated August 10, 2001
99-12	Monthly Servicer Certificate dated September 14, 2001
99-13	Monthly Servicer Certificate dated October 12, 2001
99-14	Semi-Annual Services Certificate dated August 31, 2001