Form 10-K405
period 2001-12-31
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2002-03-29
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 333-51066

The Detroit Edison Securitization Funding LLC, a Michigan limited liability company, meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0478650 (I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-235-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

The registrant is a single member limited liability company whose equity is solely owned by The Detroit Edison Company.

DOCUMENTS INCORPORATED BY REFERENCE

None

The Detroit Edison Securitization Funding LLC

Annual Report On Form 10-K
Year Ended December 31, 2001

Forward-Looking Statements

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Securitization bondholders may suffer payment delays or losses if the Company's assets are not sufficient to pay interest or the scheduled principal of the securitization bonds. Funds for payments are dependent upon the securitization property and the right to collect the securitization surcharge over a period limited by Michigan Statute to 15 years. In addition, collections are dependent on the level of Detroit Edison electric deliveries to customers.

Part I

Item 1. Business

The Detroit Edison Securitization Funding LLC (Company), a single member limited liability company established by The Detroit Edison Company (Detroit Edison) under the laws of the state of Michigan, was formed on November 20, 2000. The Company is a wholly owned subsidiary of Detroit Edison, an operating electric public utility that is a wholly owned subsidiary of DTE Energy Company (DTE Energy). As discussed in Item 7, Management’s Narrative Analysis of Results of Operations, the Company was organized for the sole purpose of purchasing and owning Securitization Property, issuing securitization bonds, and performing activities that are necessary to accomplish these purposes. The Company had no financial operations until February 15, 2001.

On March 9, 2001, the Company issued $1.75 billion of securitization bonds (Bonds) (Note 3) and used the net proceeds to purchase securitization property from Detroit Edison.

Item 2. Properties

Securitization Property is a property right authorized by Michigan state legislation and by a financing order of the Michigan Public Service Commission (MPSC). The Securitization Property is stranded costs that primarily represent Detroit Edison’s unamortized investment in the 1,150 megawatt Fermi 2 nuclear power plant that was classified as a regulatory asset. The Michigan statute provided, among other things, the irrevocable right of Detroit Edison, or its successor or assignee, to impose, collect and receive a non-bypassable surcharge (SC) from customers pursuant to an order (Financing Order), issued on November 2, 2000, and clarified on January 4, 2001, by the MPSC in accordance with the June 2000 Customer Choice and Electricity Reliability Act (Act).

Item 3. Legal Proceedings

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

Omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Part II

Item 5. Market For Registrant’s Member’s Equity And Related Owner Matters

The Company was formed as a single member limited liability company, solely owned by Detroit Edison for its own benefit. As such, no market exists for the member’s equity.

Item 6. Selected Financial Data

Omitted per general instruction I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7. Management’s Narrative Analysis Of Results Of Operations

The Results of Operations discussion for Detroit Edison Securitization Funding LLC is presented in accordance with General Instruction I(2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

As discussed in Note 1, the Company is a special purpose entity established by Detroit Edison to recover certain stranded costs, called Securitization Property by Michigan statute. The stranded costs primarily represent Detroit Edison’s unamortized investment in the 1,150 megawatt Fermi 2 nuclear power plant that was classified as a regulatory asset. On March 9, 2001, the Company issued bonds and used the net proceeds to purchase the Securitization Property from Detroit Edison. The Company receives revenues that are intended to recover its costs and service its debt. Amortization expense associated with the Securitization Property is adjusted as necessary so that expenses equal revenues and interest income.

For the year ended December 31, 2001, the Company has recorded $143,920,000 in surcharge revenues and $824,000 in interest income. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge (SC). The amortization expense for the year was $56,333,000. During the year, the Company also incurred interest expense of $86,928,000, amortization of issuance costs of $482,000, servicing fees of $729,000, and administrative fees of $208,000.

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders based on an initial $0.0032 per kilowatthour rate. This surcharge rate was modified to $0.0041 per kilowatthour on September 1, 2001. Due to the time lag between SC billed to customers and amounts collected from those customers, Detroit Edison began cash remittance to the trustee for SC collections on May 14, 2001. For the year ended December 31, 2001, Detroit Edison has remitted $114,675,000 of SC collections to the trustee.

Under a MPSC financing order, Detroit Edison will implement an annual adjustment to the SC to provide sufficient funds for timely payments related to the Bonds. On February 6, 2002, the SC was modified to $0.00392 per kilowatthour effective March 1, 2002.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

The Company estimates that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2001 would decrease $84 million and increase $53 million, respectively.

Item 8. Financial Statements And Supplementary Data

The Detroit Edison Securitization Funding LLC
Statement of Operations

Year Ended
December 31,
2001

(in Thousands)
Operating Revenues	$143,920

Operating Expenses
Amortization expense	56,333
Service fees	729
Administrative fees	208
Other	64

57,334

Operating Income	86,586

Interest Expense and Other
Interest expense	86,928
Interest income	(824)
Amortization of issuance costs	482

86,586

Net Income	$-

See Notes to Financial Statements

The Detroit Edison Securitization Funding LLC
Statement of Financial Position

December 31, 2001

(in Thousands)
Assets
Current Assets
Cash and cash equivalents	$2,872
Restricted cash	67,840
Accounts receivable	22,406
Accrued unbilled revenues	7,047

100,165

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $27,380	1,692,335
Unamortized bond issuance cost	29,803

1,722,138

$1,822,303

Liabilities And Member’s Equity
Current Liabilities
Accounts payable	$2,809
Accrued interest	35,681
Accounts payable to member	375
Current portion of securitization bonds payable	72,521
Regulatory liability	28,432

139,818

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,673,214
Overcollateralization subaccount	521

1,673,735

Member’s Equity	8,750

$1,822,303

See Notes to Financial Statements

The Detroit Edison Securitization Funding LLC
Statement of Cash Flows

Year Ended
December 31,
2001

(in Thousands)
Operating Activities
Net income	$-
Adjustments to reconcile net income to net cash from operating activities:
Amortization	56,815
Changes in current assets and liabilities:
Accounts receivable and accrued unbilled revenues	(29,453)
Interest payable	35,681
Accounts payable to member	375

Net cash from operating activities	63,418

Investing Activities
Restricted cash	(67,840)
Purchase of securitized property	(1,747,191)

Net cash used for investing activities	(1,815,031)

Financing Activities
Issuance of bonds	1,750,000
Member’s investment	8,750
Payment of bonds	(4,265)

Net cash from financing activities	1,754,485

Net Increase in Cash and Cash Equivalents	2,872
Cash and Cash Equivalents at Beginning of the Period	-

Cash and Cash Equivalents at End of the Period	$2,872

Supplementary Cash Flow Information
Interest paid	$51,247

See Notes to Financial Statements

The Detroit Edison Securitization Funding LLC
Statement of Member’s Equity

Year Ended
December 31,
2001

(in Thousands)
Balance beginning of period	$-
Add:
Member’s contribution	8,750

Balance at end of period	$8,750

See Notes to Financial Statements

The Detroit Edison Securitization Funding LLC
Notes To Financial Statements

NOTE 1 — NATURE OF OPERATIONS

The Detroit Edison Securitization Funding LLC (Company), a single member limited liability company established by The Detroit Edison Company (Detroit Edison) under the laws of the state of Michigan, was formed on November 20, 2000. The Company is a wholly owned subsidiary of Detroit Edison, an operating electric public utility that is a wholly owned subsidiary of DTE Energy Company (DTE Energy). The Company was organized for the sole purpose of purchasing and owning securitization property, issuing securitization bonds, and performing activities that are necessary to accomplish these purposes. The Company had no financial operations until February 15, 2001.

The Company is a special purpose entity established by Detroit Edison to recover certain stranded costs, called Securitization Property by Michigan statute. The stranded costs primarily represent Detroit Edison’s unamortized investment in the 1,150 megawatt Fermi 2 nuclear power plant that was classified as a regulatory asset by Detroit Edison. Securitization Property is a property right authorized by Michigan state legislation and by a financing order of the Michigan Public Service Commission (MPSC). The Michigan statute provided, among other things, the irrevocable right of Detroit Edison, or its successor or assignee, to impose, collect and receive a non-bypassable surcharge (SC) from customers pursuant to an order (Financing Order), issued on November 2, 2000, and clarified on January 4, 2001, by the MPSC in accordance with the June 2000 Customer Choice and Electricity Reliability Act (Act). The financing order also includes the right to obtain periodic adjustments of SC. The MPSC Financing Order authorizes the SC to be sufficient to recover up to $1.774 billion aggregate principal amount of bonds, plus an amount sufficient to fund any reserves and to pay interest, servicing fees and other administrative expenses relating to the bonds.

On March 9, 2001, the Company issued $1.75 billion of securitization bonds (Bonds) and used the net proceeds to purchase the Securitization Property from Detroit Edison.

The principal amount of the Bonds, interest, fees, and required overcollateralization for the Bonds will be recovered through the SC payable by electric customers taking delivery of electricity from Detroit Edison on its MPSC approved rate schedules and special contracts.

Detroit Edison, as Servicer, collects the SC from its customers and deposits daily collections into various subaccounts held by The Bank of New York, as trustee (Trustee). The Trustee is required to use these funds to make principal and interest payments on the Bonds and to pay fees and expenses specified in the Indenture for the Bonds.

The Company has no employees. Under a Servicing Agreement, Detroit Edison is required to manage and administer the Securitization Property. Detroit Edison collects the SC on behalf of the Company. Detroit Edison receives an annual servicing fee of 0.05% of the initial principal amount of the Bonds. The Servicing Agreement also requires Detroit Edison to file requests with the MPSC for annual adjustments to the SC. These adjustments are based on actual SC collections and updated assumptions by Detroit Edison of estimated delivery of electricity, expected delinquencies and write-offs, and future expenses relating to the Securitization Property and the Bonds.

The Detroit Edison Securitization Funding LLC
Notes To Financial Statements

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. In connection with their preparation, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Regulation and Regulatory Assets and Liabilities

The Company’s business meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” This accounting standard recognizes the cost-based rate-making process, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. The Company believes that currently available facts support the continued application of SFAS No. 71 to its business.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes $67.36 million in the General Subaccount and $0.48 million in the Capital Subaccount. The Trustee has established the following subaccounts for the Bonds:

General Subaccount is comprised of daily SC collections and interest earned from short-term investments. These amounts accumulate until the Trustee pays principal, interest, service and administration fees, and other expenses.

Reserve Subaccount consists of funds remaining after required allocations on the scheduled semi-annual payment dates. The Trustee may draw funds from this subaccount if the general subaccount is insufficient to make scheduled payments.

Overcollateralization Subaccount accumulates a mandatory reserve amount. This account is funded over the life of the Bonds. The Trustee may draw from this subaccount if the general subaccount and reserve subaccount are insufficient to service required payments.

Capital Subaccount was initially funded by a contribution to the Company by Detroit Edison on the date of issuance of the Bonds in an amount equal to 0.5% of the initial principal amount of the Bonds. This subaccount will be released at Bond retirement. The Trustee can draw funds from this subaccount if the general subaccount, reserve subaccount and overcollateralization subaccount are insufficient to service bond payments. If the Capital Subaccount is used, it will be replenished from SC remittances.

The Detroit Edison Securitization Funding LLC
Notes To Financial Statements

Unamortized Bond Issuance Costs

The costs related to the issuance of the Bonds are amortized over the life of the Bonds utilizing the effective interest method.

Revenue

On March 26, 2001, Detroit Edison, as Servicer, implemented a non-bypassable SC of $0.0032 per kilowatthour, which was modified to $0.0041 per kilowatthour on September 1, 2001. The Company also accrues SC revenue for electric services provided by Detroit Edison but unbilled at month-end.

Amortization

The Securitization Property was recorded at acquired cost and is being amortized over the life of the Bonds, based on estimated SC revenues, interest accruals and other expenses. The Act limits the Bond life to no greater than 15 years.

In accordance with SFAS No. 71, amortization is adjusted for over/under recovery of SC resulting from differences between estimated and actual electricity delivery and is shown as a regulatory liability on the statement of financial position.

Income Taxes

The Company has elected to be treated as a division of Detroit Edison, and is not a separate taxable entity. As a result, Detroit Edison is responsible for the tax impacts of the Company.

NOTE 3 — LONG-TERM DEBT

In March 2001, the Company issued $1.75 billion of Bonds at an average interest rate of 6.13%. The Company used the proceeds from the Bonds to purchase Securitization Property from Detroit Edison. The Securitization Property of the Company has been assigned to the Trustee to collateralize the Bonds.

The Detroit Edison Securitization Funding LLC
Notes To Financial Statements

Details of the Bonds at December 31, 2001 are:

		Principal Balance	Expected Final	Final Maturity
Class	Bond Rate	(in Thousands)	Payment Date	Date

A-1	5.18%	$120,275	3/1/03	3/1/05
A-2	5.51%	179,038	3/1/05	3/1/07
A-3	5.88%	322,792	3/1/08	3/1/10
A-4	6.19%	406,722	3/1/11	3/1/13
A-5	6.42%	326,237	3/1/13	3/1/15
A-6	6.62%	390,671	3/1/15	3/1/16

Total		1,745,735
Less amount due within one year		72,521

Long-Term Debt		$1,673,214

In the years 2002 - 2006, long-term debt maturities are $120,274,676, $40,511,721, $138,526,094, $46,549,498 and $104,497,870, respectively.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The estimated fair value of long-term debt at December 31, 2001 was $1,784,673,000, compared to the carrying amount of $1,745,735,000.

NOTE 5 — SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Servicing Agreement, Detroit Edison as Servicer is required to manage and administer the Securitization Property of the Company and to collect the SC on behalf of the Company. The Company pays an annual service fee of $875,000 and an annual administrative fee of $250,000 to Detroit Edison.

At December 31, 2001, the Statement of Financial Position includes a receivable from Detroit Edison of $22,406,000 for SC collections and also includes a payable to Detroit Edison of $375,000 for servicing fees and administrative expenses.

NOTE 6 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First	Second	Third	Fourth
(in Thousands)	Quarter	Quarter	Quarter	Quarter	Year

2001
Operating Revenue	$9,925	$38,663	$48,875	$46,457	$143,920
Operating Income	6,517	26,654	26,621	26,794	86,586
Net Income	—	—	—	—	—

Independent Auditors’ Report

To the Managers of
The Detroit Edison Securitization Funding LLC:

We have audited the accompanying statement of financial position of The Detroit Edison Securitization Funding LLC, (the Company), as of December 31, 2001, and the related statements of operations, cash flows and member’s equity for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 26, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors And Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

All omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this Annual Report on Form 10-K.

1.  For a list of the financial statements included herein, see the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

2.  Schedules are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

3.  Exhibits, including those incorporated by reference:

Exhibit No.	Description

(i)	Exhibits filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges

99.15	Semi-Annual Servicer Certificate dated February 28, 2002

99.16	MPSC Order dated February 6, 2002 authorizing True-up Adjustment

(ii)	Exhibits incorporated herein by reference

4.1	Limited Liability Company Agreement of The Detroit Edison Securitization Funding LLC (Exhibit 4.1 to Registration No. 333-51066)

4.2	Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2 to Registration No. 333-51066)

4.2.1	Restated Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2.1 to Registration No. 333-51066)

4.3	Indenture (Exhibit 4.3 to Form 10-Q for quarter ended March 31, 2001)

4.3.1	Supplemental Indenture, including Form of Bonds (Exhibit 4.3.1 to Form 10-Q for quarter ended March 31, 2001)

10.1	Sale Agreement (Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2001)

10.2	Servicing Agreement (Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2001)

10.3	Financing Order of the MPSC issued November 2, 2000 (Exhibit 10.3 to Registration No. 333-51066)

10.4	Opinion and Order of the MPSC issued January 4, 2001 (Exhibit 10.4 to Registration No. 333-51066)

99.1	Internal Revenue Service Private Letter Ruling pertaining to Bonds (Exhibit 99.1 to

Registration No. 333-51066)

99.2	Administration Agreement (Exhibit 99.2 to Registration No. 333-51066)

99.3	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.3 to Form 10-Q for quarter ended March 31, 2001)

99.4	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.4 to Form 10-Q for quarter ended March 31, 2001)

99.5	Intercreditor Agreement, among Citicorp North America, Inc., Citibank, N.A., the trustee, the issuer, and The Detroit Edison Company (Exhibit 99.5 to Form 10-Q for quarter ended March 31, 2001)

99.6	Securitization Bond Charges, filed with the MPSC on August 10, 2001 (Exhibit 99.10 to Form 10-Q for quarter ended June 30, 2001)

(b)  Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Detroit Edison Securitization Funding LLC (Registrant)

Date:	March 28, 2002	By:	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer and Controller

By	/s/ DAVID E. MEADOR David E. Meador, Manager	By	/s/ N. A. KHOURI N. A. Khouri, Manager

By	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer Controller

Exhibit Index

Exhibit No.	Description

(i)	Exhibits filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges

99.15	Semi-Annual Servicer Certificate dated February 28, 2002

99.16	MPSC Order dated February 6, 2002 authorizing True-up Adjustment

(ii)	Exhibits incorporate herein by reference

4.1	Limited Liability Company Agreement of The Detroit Edison Securitization Funding LLC (Exhibit 4.1 to Registration No. 333-51066)

4.2	Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2 to Registration No. 333-51066)

4.2.1	Restated Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2.1. to Registration No. 333-51066)

4.3	Indenture (Exhibit 4.3 to Form 10-Q for quarter ended March 31, 2001)

4.3.1	Supplemental Indenture, including Form of Bonds (Exhibit 4.3.1 to Form 10-Q for quarter ended March 31, 2001)

10.1	Sale Agreement (Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2001)

10.2	Servicing Agreement (Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2001)

10.3	Financing Order of the MPSC issued November 2, 2000 (Exhibit 10.3 to Registration No. 333-51066)

10.4	Opinion and Order of the MPSC issued January 4, 2001 (Exhibit 10.4 to Registration No. 333-51066)

99.1	Internal Revenue Service Private Letter Ruling pertaining to Bonds (Exhibit 99.1 to

Registration No. 333-51066)

99.2	Administration Agreement (Exhibit 99.2 to Registration No. 333-51066)

99.3	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.3 to Form 10-Q for quarter ended March 31, 2001)

99.4	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.4 to Form 10-Q for quarter ended March 31, 2001)

99.5	Intercreditor Agreement, among Citicorp North America, Inc., Citibank, N.A., the trustee, the issuer, and The Detroit Edison Company (Exhibit 99.5 to Form 10-Q for quarter ended March 31, 2001)

99.6	Securitization Bond Charges, filed with the MPSC on August 10, 2001 (Exhibit 99.10 to Form 10-Q for quarter ended June 30, 2001)