Form 10-Q
period 2002-03-31
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2002-05-15
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2002

PAGE
NUMBER

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Statement of Operations	2
Statement of Financial Position	3
Statement of Cash Flows	4
Statement of Member’s Equity	5
Notes to Financial Statements	6
Independent Accountants’ Report	7

Item 2. Management’s Narrative Analysis of the Results of Operations	1

PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	8

SIGNATURE	9

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Securitization bondholders may suffer payment delays or losses if the Detroit Edison Securitization Funding LLC’s (Company’s) assets are not sufficient to pay interest or the scheduled principal of the securitization bonds. Funds for payments are dependent upon the securitization property and the right to collect the securitization surcharge over a period limited by Michigan Statute to 15 years. In addition, collections are dependent on the level of Detroit Edison electric deliveries to customers.

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The Results of Operations discussion for the Company is presented in accordance with General Instruction H(2) (a) of Form 10-Q.

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

For the three-month period ended March 31, 2002, the Company has earned $49,751,000 in surcharge revenues and $294,000 in interest income compared to $9,925,000 in surcharge revenues and $44,000 in interest income for the three-month period of 2001. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge (“SC”). The amortization expense for the three-month period ended March 31, 2002 and 2001 was $22,825,000 and $3,314,000, respectively. During the 2002 three-month period, the Company also incurred interest expense of $26,608,000, amortization of issuance cost of $311,000, servicing fees of $219,000, and administrative fees of $62,000 compared to interest expense of $6,555,000, amortization of issuance cost of $6,000, servicing fees of $73,000, and administrative fees of $21,000 for the 2001 three-month period.

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders based on an initial $0.0032 per kilowatt hour rate. This surcharge rate was modified to $0.0041 on September 1, 2001 and to $0.00392 effective March 1, 2002. Due to the time lag between SC billed to customers and amounts collected from those customers, Detroit Edison began cash remittance to the Trustee for SC collections on May 14, 2001.

Under a Michigan Public Service Commission financing order, Detroit Edison has implemented an annual adjustment to the SC to provide sufficient funds for timely payments related to the Bonds.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31

	2002	2001

(in Thousands)
Operating Revenues	$49,751	$9,925

Operating Expenses
Amortization expense	22,825	3,314
Service fees	219	73
Administrative fees	62	21
Other	20	—

	23,126	3,408

Operating Income	26,625	6,517

Interest Expense and Other
Interest expense	26,608	6,555
Interest income	(294)	(44)
Other	311	6

	26,625	6,517

Net Income	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF FINANCIAL POSITION

	March 31
	2002	December 31
(in Thousands)	(Unaudited)	2001

ASSETS
Current Assets
Cash and cash equivalents	$2,895	$2,872
Restricted cash	23,789	67,840
Accounts receivable	27,546	22,406
Accrued unbilled revenues	6,478	7,047

	60,708	100,165

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $45,054 and $27,380, respectively	1,674,661	1,692,335
Unamortized bond issuance cost	29,491	29,803

	1,704,152	1,722,138

	$1,764,860	$1,822,303

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$2,805	$2,809
Accrued interest	8,767	35,681
Accounts payable to member	94	375
Current portion of securitization bonds payable	84,880	72,521
Regulatory liability	33,427	28,432

	129,973	139,818

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,625,460	1,673,214
Overcollateralization subaccount	677	521

	1,626,137	1,673,735

Member’s Equity	8,750	8,750

	$1,764,860	$1,822,303

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31

(in Thousands)	2002	2001

Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	23,157	3,320
Changes in current assets and liabilities:
Accounts receivable	(4,595)	(9,925)
Interest payable	(26,914)	6,555
Accounts payable to member	(281)	94

Net cash from (used for) operating activities	(8,633)	44

Investing Activities
Restricted cash	44,051	(14,857)
Purchase of securitized property	—	(1,743,937)

Net cash from (used for) investing activities	44,051	(1,758,794)

Financing Activities
Issuance of bonds	—	1,750,000
Member’s investment	—	8,750
Payment of bonds	(35,395)	—

Net cash from (used for) financing activities	(35,395)	1,758,750

Net Increase in Cash and Cash Equivalents	23	—
Cash and Cash Equivalents at Beginning of the Period	2,872	—

Cash and Cash Equivalents at End of the Period	$2,895	$—

Supplementary Cash Flow Information
Interest paid	$53,522	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF MEMBER’S EQUITY (UNAUDITED)

	Three Months Ended
	March 31

	2002	2001

(in Thousands)
Balance beginning of period	$8,750	$—
Add:
Member’s contribution	—	8,750

Balance end of period	$8,750	$8,750

See Notes to Financial Statements (Unaudited)

The Detroit Edison Securitization Funding LLC
Notes to Financial Statements (Unaudited)

NOTE 1 — GENERAL

These financial statements (unaudited) should be read in conjunction with the notes to financial statements contained in the 2001 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The financial statements are unaudited, but in the opinion of the Company, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

NOTE 2 — LONG-TERM DEBT

During the first quarter of 2002, the Company retired $35,395,000 of the Bonds.

Independent Accountants’ Report

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of March 31, 2002, and the related condensed statements of operations, cash flows and member’s equity for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of The Detroit Edison Securitization Funding LLC as of December 31, 2001, and the related statements of operations, cash flows and member’s equity for the year then ended (not presented herein); and in our report dated February 26, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
April 23, 2002

Other Information

Exhibits and Reports on Form 8-K.

(a)	Exhibits

(i)	Exhibits filed herewith.

Exhibit
Number	Description

99.17	Monthly Servicer Certificate dated April 12, 2002

(b) Reports on Form 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC

Date: May 14, 2002	By:	/s/ DANIEL G. BRUDZYNSKI
Daniel G. Brudzynski
Chief Accounting Officer and Controller

Exhibit Index

Exhibit
Number	Description

99.17	Monthly Servicer Certificate dated April 12, 2002