Form 10-Q
period 2001-11-30
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2002-08-14
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

Yes ☒          No ☐

THE DETROIT EDISON SECURITIZATION FUNDING LLC

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2002

PAGE
NUMBER

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Statement of Operations	3
Statement of Financial Position	4
Statement of Cash Flows	5
Statement of Member’s Equity	6
Notes to Financial Statements	7
Independent Accountants’ Report	8
Item 2. Management’s Narrative Analysis of the Results of Operations	1
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	9
SIGNATURE	10

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Securitization bondholders may suffer payment delays or losses if the Detroit Edison Securitization Funding LLC’s (“Company’s”) assets are not sufficient to pay interest or the scheduled principal of the securitization bonds. Funds for payments are dependent upon the securitization property and the right to collect the securitization surcharge over a period limited by Michigan Statute to 15 years. In addition, collections are dependent on the level of Detroit Edison electric deliveries to customers.

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

For the three-month period ended June 30, 2002, the Company has earned $48,768,000 in surcharge revenues and $250,000 in interest income compared to $38,663,000 in surcharge revenues and $204,000 in interest income for the three-month period of 2001. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge (“SC”). The amortization expense for the three-month period ended June 30, 2002 and 2001 was $22,087,000 and $11,728,000, respectively. During the 2002 three-month period, the Company also incurred interest expense of $26,302,000, amortization of issuance cost of $322,000, servicing fees of $219,000, and administrative fees of $63,000 compared to interest expense of $26,816,000, amortization of issuance cost of $42,000, servicing fees of $219,000, and administrative fees of $62,000 for the 2001 three-month period.

For the six-month period ended June 30, 2002, the Company has earned $98,519,000 in surcharge revenues and $544,000 in interest income compared to $48,587,000 in surcharge revenues and $248,000 in interest income for the six-month period of 2001. The amortization expense for the six-month period ended June 30, 2002 and 2001 was $44,912,000 and $15,041,000, respectively. During the 2002 six-month period, the Company also incurred interest expense of $52,910,000, amortization of issuance cost of $633,000, servicing fees of $438,000, and administrative fees of $125,000 compared to interest expense of $33,371,000, amortization of issuance cost of $48,000, servicing fees of $292,000, and administrative fees of $83,000 for the 2001 six-month period.

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

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(in Thousands)
Operating Revenues	$48,768	$38,663	$98,519	$48,587

Operating Expenses
Amortization expense	22,087	11,728	44,912	15,041
Service fees	219	219	438	292
Administrative fees	63	62	125	83
Other	25	—	45	—

	22,394	12,009	45,520	15,416

Operating Income	26,374	26,654	52,999	33,171

Interest Expense and Other
Interest expense	26,302	26,816	52,910	33,371
Interest income	(250)	(204)	(544)	(248)
Other	322	42	633	48

	26,374	26,654	52,999	33,171

Net Income	$—	$—	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF FINANCIAL POSITION

	June 30
	2002	December 31
	(Unaudited)	2001

(in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$2,874	$2,872
Restricted cash	73,408	67,840
Accounts receivable	24,777	22,406
Accrued unbilled revenues	8,610	7,047

	109,669	100,165

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $63,296 and $27,380, respectively	1,656,419	1,692,335
Unamortized bond issuance cost, less accumulated amortization of $1,115 and $482, respectively	29,170	29,803

	1,685,589	1,722,138

	$1,795,258	$1,822,303

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$2,774	$2,809
Accrued interest	35,070	35,681
Accounts payable to member	375	375
Current portion of securitization bonds payable	84,880	72,521
Regulatory liability	37,116	28,432

	160,215	139,818

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,625,460	1,673,214
Overcollateralization subaccount	833	521

	1,626,293	1,673,735

Member’s Equity	8,750	8,750

	$1,795,258	$1,822,303

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30

	2002	2001

(in Thousands)
Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	45,510	15,089
Changes in current assets and liabilities:
Accounts receivable	(3,934)	(27,496)
Interest payable	(611)	33,371
Accounts payable to member	—	375

Net cash from operating activities	40,965	21,339

Investing Activities
Restricted cash	(5,568)	(30,047)
Purchase of securitized property	—	(1,719,715)
Capitalization of issuance cost	—	(26,506)

Net cash used for investing activities	(5,568)	(1,776,268)

Financing Activities
Issuance of bonds	—	1,750,000
Member’s investment	—	8,750
Payment of bonds	(35,395)	—

Net cash from (used for) financing activities	(35,395)	1,758,750

Net Increase in Cash and Cash Equivalents	2	3,821
Cash and Cash Equivalents at Beginning of the Period	2,872	—

Cash and Cash Equivalents at End of the Period	$2,874	$3,821

Supplementary Cash Flow Information
Interest paid	$53,522	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF MEMBER’S EQUITY (UNAUDITED)

	Six Months Ended
	June 30

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

INDEPENDENT ACCOUNTANTS’ REPORT

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of June 30, 2002, and the related condensed statement of operations for the three-month and six-month periods ended June 30, 2002 and 2001, the condensed statement of cash flows for the six-month periods ended June 30, 2002 and 2001, and the condensed statement of member’s equity for the six-month period ended June 30, 2002. These financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
July 30, 2002

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(i)  Exhibits filed herewith.

Exhibit
Number	Description

99.18	Monthly Servicer Certificate dated May 13, 2002
99.19	Monthly Servicer Certificate dated June 13, 2002
99.20	Monthly Servicer Certificate dated July 15, 2002
99.21	Chief Executive Officer Certification of Periodic Report
99.22	Chief Financial Officer Certification of Periodic Report

(b)  Reports on Form 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC

Date: August 14, 2002	By:	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski Controller and Chief Financial Officer

EXHIBIT INDEX

The Detroit Edison Securitization Funding LLC
Quarterly Report on Form 10-Q for Quarter Ended June 30, 2002
File No. 333-51066

Exhibit
Number	Description

99.18	Monthly Servicer Certificate dated May 13, 2002
99.19	Monthly Servicer Certificate dated June 13, 2002
99.20	Monthly Servicer Certificate dated July 15, 2002
99.21	Chief Executive Officer Certification of Periodic Report
99.22	Chief Financial Officer Certification of Periodic Report

9