Form 10-Q
period 2002-09-30
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2002-11-14
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Yes  x    No

Item 2. Management’s Narrative Analysis of the Results of Operations
Item 4. Controls and Procedures
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Statement of Operations
Statement of Financial Position
Statement of Cash Flows
Statement of Member’s Equity
Notes to Financial Statements
Independent Accountants’ Report
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
Exhibit Index
Monthly Servicer Certificate dated 8/14/02
Semi Annual Servicer Certificate dated 8/31/02
Monthly Servicer Certificate dated 9/12/02
Monthly Servicer Certificate dated 10/14/02
CEO Certificate of Periodic Report
CFO Certification of Periodic Report

The Detroit Edison Securitization Funding LLC

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2002

PAGE
NUMBER

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Statement of Operations	4
Statement of Financial Position	5
Statement of Cash Flows	6
Statement of Member’s Equity	7
Notes to Financial Statements	8
Independent Accountants’ Report	9

Item 2. Management’s Narrative Analysis of the Results of Operations	1

Item 4. Controls and Procedures	3

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURE	11

CERTIFICATIONS	12

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

For the three-month period ended September 30, 2002, the Company earned $58,576,000 in surcharge revenues and $298,000 in interest income compared to $48,875,000 in surcharge revenues and $304,000 in interest income for the three-month period of 2001. The increase in surcharge revenues is due to weather driven higher electricity sales by Detroit Edison. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge (“SC”). The amortization expense for the three-month periods ended September 30, 2002 and 2001 was $32,085,000 and $21,973,000, respectively. The increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The larger adjustment was primarily attributable to the increase in surcharge revenues. During the 2002 three-month period, the Company also incurred interest expense of $26,142,000, amortization of issuance cost of $351,000, servicing fees of $218,000, and administrative fees of $62,000 compared to interest expense of $26,797,000, amortization of issuance cost of $128,000, servicing fees of $218,000, and administrative fees of $63,000 for the 2001 three-month period.

For the nine-month period ended September 30, 2002, the Company earned $157,095,000 in surcharge revenues and $842,000 in interest income compared to $97,462,000 in surcharge revenues and $552,000 in interest income for the nine-month period of 2001. The increase in surcharge revenues is due to weather driven higher electricity sales by Detroit Edison, as well as the fact that the Company was not formed until March 2001. The amortization expense for the nine-month periods ended September 30, 2002 and 2001 was $76,997,000 and $37,014,000, respectively. The increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The larger adjustment was primarily attributable to the increase in surcharge revenues. During the 2002 nine-month period, the Company also incurred interest expense of $79,052,000, amortization of issuance cost of $984,000, servicing fees of $656,000, and administrative fees of $187,000 compared to interest expense of $60,168,000, amortization of issuance cost of $176,000, servicing fees of $510,000, and administrative fees of $146,000 for the 2001 nine-month period.

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders based on an initial $0.0032 per kilowatthour rate. This surcharge rate was modified to $0.0041 on September 1, 2001 and to $0.00392 effective March 1, 2002. Due to the time lag between the SC billed to customers and amounts collected from those customers, Detroit Edison began cash remittance to the Trustee for SC collections on May 14, 2001.

Under a Michigan Public Service Commission financing order, Detroit Edison has implemented an annual adjustment to the SC to provide sufficient funds for timely payments related to the Bonds.

CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(d)) as of a date within 90 days before the filing of this quarterly report, and have concluded that, as of the evaluation date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

(b)	Changes in internal controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date referenced in paragraph (a) above.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Thousands)
Operating Revenues	$58,576	$48,875	$157,095	$97,462

Operating Expenses
Amortization expense	32,085	21,973	76,997	37,014
Servicing fees	218	218	656	510
Administrative fees	62	63	187	146
Other	16	—	61	—

	32,381	22,254	77,901	37,670

Operating Income	26,195	26,621	79,194	59,792

Interest Expense and Other
Interest expense	26,142	26,797	79,052	60,168
Interest income	(298)	(304)	(842)	(552)
Amortization of debt issuance costs	351	128	984	176

	26,195	26,621	79,194	59,792

Net Income	$—	$—	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF FINANCIAL POSITION

	September 30
	2002	December 31
(in Thousands)	(Unaudited)	2001

ASSETS
Current Assets
Cash and cash equivalents	$2,902	$2,872
Restricted cash	35,823	67,840
Accounts receivable	31,049	22,406
Accrued unbilled revenues	8,458	7,047

	78,232	100,165

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $83,279 and $27,380, respectively	1,636,436	1,692,335
Unamortized bond issuance cost, less accumulated amortization of $1,467 and $482, respectively	28,818	29,803

	1,665,254	1,722,138

	$1,743,486	$1,822,303

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$2,771	$2,809
Accrued interest	8,607	35,681
Accounts payable to member	94	375
Current portion of securitization bonds payable	88,266	72,521
Regulatory liability	49,061	28,432

	148,799	139,818

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,584,948	1,673,214
Other	989	521

	1,585,937	1,673,735

Member’s Equity	8,750	8,750

	$1,743,486	$1,822,303

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30

(in Thousands)	2002	2001

Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	77,981	37,190
Changes in current assets and liabilities:
Accounts receivable	(10,054)	(35,263)
Interest payable	(27,074)	8,920
Accounts payable	(297)	94

Net cash from operating activities	40,556	10,941

Investing Activities
Restricted cash	32,017	(15,380)
Purchase of securitized property	—	(1,719,715)
Capitalization of issuance cost	(22)	(26,510)

Net cash from (used for) investing activities	31,995	(1,761,605)

Financing Activities
Issuance of bonds	—	1,750,000
Member’s investment	—	8,750
Payment of bonds	(72,521)	(4,265)

Net cash from (used for) financing activities	(72,521)	1,754,485

Net Increase in Cash and Cash Equivalents	30	3,821
Cash and Cash Equivalents at Beginning of the Period	2,872	—

Cash and Cash Equivalents at End of the Period	$2,902	$3,821

Supplementary Cash Flow Information
Interest paid	$106,126	$51,248

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF MEMBER’S EQUITY (Unaudited)

	Nine Months Ended
	September 30

	2002	2001
(in Thousands)
Balance beginning of period	$8,750	$—
Add:
Member’s contribution	—	8,750

Balance end of period	$8,750	$8,750

See Notes to Financial Statements (Unaudited)

The Detroit Edison Securitization Funding LLC
Notes to Financial Statements (Unaudited)

NOTE 1 — GENERAL

The financial statements included herein should be read in conjunction with the notes to financial statements contained in the 2001 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

NOTE 2 — LONG-TERM DEBT

The Company retired $35,395,000 of Bonds during the first quarter of 2002 and $37,126,000 of Bonds during the third quarter of 2002.

Independent Accountants’ Report

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of September 30, 2002, and the related condensed statement of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the condensed statements of cash flows and member's equity for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
November 4, 2002

Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

99-23	Monthly Servicer Certificate dated August 14, 2002

99-24	Semi-Annual Servicer Certificate dated August 31, 2002

99-25	Monthly Servicer Certificate dated September 12, 2002

99-26	Monthly Servicer Certificate dated October 14, 2002

99-27	Chief Executive Officer Certification of Periodic Report

99-28	Chief Financial Officer Certification of Periodic Report

(b)	Reports on Form 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC

Date: November 13, 2002	By:	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Controller and Chief Financial Officer

FORM 10-Q CERTIFICATION

I, David E. Meador, Manager and Chief Executive Officer of The Detroit Edison Securitization Funding LLC, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Detroit Edison Securitization Funding LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID E. MEADOR David E. Meador Manager and Chief Executive Officer of The Detroit Edison Securitization Funding LLC	Date: November 13, 2002

FORM 10-Q CERTIFICATION

I, Daniel G. Brudzynski, Controller and Chief Financial Officer of The Detroit Edison Securitization Funding LLC, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Detroit Edison Securitization Funding LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Controller and Chief Financial Officer of The Detroit Edison Securitization Funding LLC	Date: November 13, 2002

The Detroit Edison Securitization Funding LLC
Quarterly Report on Form 10-Q for Quarter Ended September 30, 2002
File No. 333-51066

Exhibit Index

Exhibit
Number	Description

99-23	Monthly Servicer Certificate dated August 14, 2002
99-24	SemiAnnual Servicer Certificate as of August 31, 2002
99-25	Monthly Servicer Certificate dated September 12, 2002
99-26	Monthly Servicer Certificate dated October 14, 2002
99-27	Chief Executive Officer Certification of Periodic Report
99-28	Chief Financial Officer Certification of Periodic Report