Form 10-K
period 2002-12-31
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2003-03-24
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 333-51066

The Detroit Edison Securitization Funding LLC, a Michigan limited liability company, meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
(Exact name of registrant as specified in its charter)

Michigan	38-0478650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 2nd Avenue, Detroit, Michigan	48226-1279
(Address of principal executive offices)	(Zip Code)

313-235-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X                      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The registrant is a single member limited liability company whose equity is solely owned by The Detroit Edison Company.

DOCUMENTS INCORPORATED BY REFERENCE

None

THE DETROIT EDISON SECURITIZATION FUNDING LLC

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2002

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Securitization bondholders may suffer payment delays or losses if the Detroit Edison Securitization Funding LLC’s (Company’s) assets are not sufficient to pay interest or the scheduled principal of the securitization bonds. Funds for payments are dependent upon the securitization property and the right to collect the securitization surcharge over a period limited by Michigan statute to 15 years. In addition, collections are dependent on the level of The Detroit Edison Company (Detroit Edison) electric deliveries to customers.

PART I

Item 1 & 2. Business & Properties

The Company, a single member limited liability company established by Detroit Edison under the laws of the state of Michigan, was formed on November 20, 2000. The Company is a wholly owned subsidiary of Detroit Edison, an operating electric public utility that is a wholly owned subsidiary of DTE Energy Company (DTE Energy). As discussed in Item 7, Management’s Narrative Analysis of Results of Operations, the Company was organized for the sole purpose of purchasing and owning Securitization Property, issuing securitization bonds, and performing activities that are necessary to accomplish these purposes. The Company had no financial operations until February 15, 2001.

On March 9, 2001, the Company issued $1.75 billion of securitization bonds (Note 3) and used the net proceeds to purchase securitization property from Detroit Edison.

Securitization Property is a property right authorized by Michigan state legislation and by a financing order of the Michigan Public Service Commission (MPSC). The Securitization Property is qualified costs that primarily represent Detroit Edison’s unamortized investment in the 1,150 Megawatt Fermi 2 nuclear power plant that was classified as a regulatory asset. The Michigan statute provided, among other things, the irrevocable right of Detroit Edison, or its successor or assignee, to impose, collect and receive a non-bypassable surcharge from customers pursuant to an order, issued on November 2, 2000, and clarified on January 4, 2001, by the MPSC in accordance with the June 2000 Customer Choice and Electricity Reliability Act (Act).

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

Item 7. Management’s Narrative Analysis Of Results Of Operations

The Results of Operations discussion for the Company is presented in accordance with General Instruction I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

As discussed in Note 1, the Company is a special purpose entity established by Detroit Edison to recover certain qualified costs, called Securitization Property by Michigan statute. The qualified costs primarily represent Detroit Edison’s unamortized investment in the 1,150 Megawatt Fermi 2 nuclear power plant that was classified as a regulatory asset. On March 9, 2001, the Company issued securitization bonds and used the net proceeds to purchase the Securitization Property from Detroit Edison. The Company receives revenues that are intended to recover its costs and service its debt. Amortization expense associated with the Securitization Property is adjusted as necessary so that expenses equal revenues and interest income.

For the year ended December 31, 2002, the Company earned $205,230,000 in surcharge revenues and $1,123,000 in interest income compared to $143,920,000 in surcharge revenues and $824,000 in interest income for the year ended December 31, 2001. The increase in surcharge revenues is due to weather driven higher electricity sales by Detroit Edison and an increase in the surcharge rate, as well as the fact that the Company was not formed until March 2001. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge (SC). The amortization expense for the years ended December 2002 and 2001 was $98,887,000 and $56,333,000, respectively. The increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The larger adjustment was primarily attributable to the increase in surcharge revenues. During 2002, the Company also incurred interest expense of $104,873,000, amortization of debt issuance costs of $1,397,000, servicing fees of $875,000, and administrative fees of $250,000 compared to interest expense of $86,928,000, amortization of debt issuance costs of $482,000, servicing fees of $729,000, and administrative fees of $208,000 in 2001.

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

Under a MPSC financing order, Detroit Edison will implement an annual adjustment to the SC to provide sufficient funds for timely payments related to the securitization bonds. On February 6, 2002, the SC was modified to $0.00392 per kilowatthour effective March 1, 2002 and on February 5, 2003, the SC was modified to $0.00336 per kilowatthour effective March 1, 2003.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

The Company estimates that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2002 would decrease $54 million and increase $52 million, respectively.

Item 8. Financial Statements And Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Managers of
The Detroit Edison Securitization Funding LLC:

We have audited the statement of financial position of The Detroit Edison Securitization Funding LLC, (“the Company”) as of December 31, 2002 and 2001, and the related statements of operations, cash flows and member’s equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Detroit Edison Securitization Funding LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 11, 2003

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF OPERATIONS

	Year Ended December 31

	2002	2001

(in Thousands)
Operating Revenues	$205,230	$143,920

Operating Expenses
Amortization expense	98,887	56,333
Service fees	875	729
Administrative fees	250	208
Other	71	64

	100,083	57,334

Operating Income	105,147	86,586

Interest Expense and Other
Interest expense	104,873	86,928
Interest income	(1,124)	(824)
Amortization of debt issuance costs	1,398	482

	105,147	86,586

Net Income	$—	$—

See Notes to Financial Statements

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF FINANCIAL POSITION

	December 31

	2002	2001

(in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$—	$2,872
Restricted cash	94,757	67,840
Accounts receivable	23,564	22,406
Accrued unbilled revenues	8,309	7,047

	126,630	100,165

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $106,743 and $27,380, respectively	1,612,973	1,692,335
Unamortized bond issuance cost, less accumulated amortization of $1,880 and $482, respectively	28,405	29,803

	1,641,378	1,722,138

	$1,768,008	$1,822,303

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$—	$2,809
Accrued interest	34,428	35,681
Accounts payable to member	375	375
Current portion of securitization bonds payable	88,266	72,521
Regulatory liability	50,095	28,432

	173,164	139,818

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,584,948	1,673,214
Other	1,146	521

	1,586,094	1,673,735

Member’s Equity	8,750	8,750

	$1,768,008	$1,822,303

See Notes to Financial Statements

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF CASH FLOWS

	Year Ended December 31

	2002	2001

(in Thousands)
Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	100,285	56,815
Changes in current assets and liabilities:
Accounts receivable and accrued unbilled revenues	(2,420)	(29,453)
Interest payable	(1,253)	35,681
Accounts payable	(24)	375

Net cash from operating activities	96,588	63,418

Investing Activities
Restricted cash	(26,917)	(67,840)
Purchase of securitized property	—	(1,747,191)
Capitalization of issuance cost	(22)	—

Net cash used for investing activities	(26,939)	(1,815,031)

Financing Activities
Issuance of bonds	—	1,750,000
Member’s investment	—	8,750
Payment of bonds	(72,521)	(4,265)

Net cash from (used for) financing activities	(72,521)	1,754,485

Net Increase (Decrease) in Cash and Cash Equivalents	(2,872)	2,872
Cash and Cash Equivalents at Beginning of the Period	2,872	—

Cash and Cash Equivalents at End of the Period	$—	$2,872

Supplementary Cash Flow Information
Interest paid	$106,126	$51,247

See Notes to Financial Statements

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF MEMBER’S EQUITY

	Year Ended December 31

	2002	2001

(in Thousands)
Balance beginning of period	$8,750	$—

Add:
Member’s contribution	—	8,750

Balance at end of period	$8,750	$8,750

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

The Company is a special purpose entity established by Detroit Edison to recover certain qualified costs, called Securitization Property by Michigan statute. The qualified costs primarily represent Detroit Edison’s unamortized investment in the 1,150 Megawatt Fermi 2 nuclear power plant that was classified as a regulatory asset by Detroit Edison. Securitization Property is a property right authorized by Michigan state legislation and by a financing order of the Michigan Public Service Commission (MPSC). The Michigan statute provided, among other things, the irrevocable right of Detroit Edison, or its successor or assignee, to impose, collect and receive a non-bypassable securitization surcharge (SC) from customers pursuant to an order (Financing Order), issued on November 2, 2000, and clarified on January 4, 2001, by the MPSC in accordance with the June 2000 Customer Choice and Electricity Reliability Act (Act). The Financing Order also includes the right to obtain periodic adjustments of SC. The Financing Order authorizes the SC to be sufficient to recover up to $1.774 billion aggregate principal amount of securitization bonds (Bonds), plus an amount sufficient to fund any reserves and to pay interest, servicing fees and other administrative expenses relating to the Bonds.

On March 9, 2001, the Company issued $1.75 billion of Bonds and used the net proceeds to purchase the Securitization Property from Detroit Edison.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

Regulation and Regulatory Assets and Liabilities

The Company’s business meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” This accounting standard recognizes the cost-based ratemaking process, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. The Company believes that currently available facts support the continued application of SFAS No. 71 to its business.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes $80.6 million in the General Subaccount, $4.5 million in the Reserve Subaccount, $0.9 million in the Overcollateralization Subaccount and $8.8 million in the Capital Subaccount. The Trustee has established the following subaccounts for the Bonds:

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

Revenue

On March 26, 2001, Detroit Edison, as Servicer, implemented a nonbypassable SC of $0.0032 per kilowatthour (kWh), which was modified to $0.0041 per kWh on September 1, 2001 and $0.00392 per kWh on March 1, 2002. The Company also accrues SC revenue for electric services provided by Detroit Edison but unbilled at the end of each month.

Amortization

The Securitization Property was recorded at acquired cost and is being amortized over the life of the Bonds, based on estimated SC revenues, interest accruals and other expenses. The Act limits the Bond life to no greater than 15 years. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of SC.

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

NOTE 3 — LONG-TERM DEBT

In March 2001, the Company issued $1.75 billion of Bonds at an average annual interest rate of 6.3%. The Company used the proceeds from the Bonds to purchase Securitization Property from Detroit Edison. The Securitization Property of the Company has been assigned to the Trustee to collateralize the Bonds.

The Company retired $72,521,000 of Bonds during 2002.

Details of the Bonds at December 31, 2002 are:

		Principal Balance	Expected Final
Class	Bond Rate	(in Thousands)	Payment Date	Final Maturity Date

A-1	5.18%	$47,754	3/1/03	3/1/05
A-2	5.51%	179,038	3/1/05	3/1/07
A-3	5.88%	322,792	3/1/08	3/1/10
A-4	6.19%	406,722	3/1/11	3/1/13
A-5	6.42%	326,237	3/1/13	3/1/15
A-6	6.62%	390,671	3/1/15	3/1/16

Total		1,673,214
Less amount due within one year		88,266

Long-Term Debt		$1,584,948

In the years 2003 — 2007, long-term debt maturities are $88,265,610, $88,726,715, $96,348,877, $104,497,870, and $110,793,727, respectively.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques. The estimated fair value of long-term debt at December 31, 2002 and 2001 was $1,861,849,000 and $1,784,673,000 compared to the carrying amount of $1,673,214,000 and $1,745,735,000, respectively.

NOTE 5 — SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Servicing Agreement, Detroit Edison as Servicer is required to manage and administer the Securitization Property of the Company and to collect the SC on behalf of the Company. The Company pays an annual service fee of $875,000 and an annual administrative fee of $250,000 to Detroit Edison.

At December 31, 2002, the Statement of Financial Position includes a receivable from Detroit Edison of $23,303,518 for SC collections and also includes a payable to Detroit Edison of $375,000 for servicing fees and administrative expenses.

NOTE 6 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First	Second	Third	Fourth
(in Thousands)	Quarter	Quarter	Quarter	Quarter	Year

2002
Operating Revenue	$49,751	$48,768	$58,576	$48,135	$205,230
Operating Income	26,625	26,374	26,195	25,953	105,147
Net Income	—	—	—	—	—

2001
Operating Revenue	$9,925	$38,663	$48,875	$46,457	$143,920
Operating Income	6,517	26,654	26,621	26,794	86,586
Net Income	—	—	—	—	—

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

PART IV

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(d)) as of a date within 90 days before the filing of this annual report, and have concluded that, as of the evaluation date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

(b) Changes in internal controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date referenced in paragraph (a) above.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial statements. See “Item 8 — Financial Statements and Supplementary Data.”

(2) Schedules are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits.

Exhibit No.	Description

(i)	Exhibits filed herewith

12-2	Computation of Ratio of Earnings to Fixed Charges.

99-29	Semi-Annual Servicer Certificate dated as of February 28, 2003.

99-30	Chief Executive Officer Certification of Periodic Report.

99-31	Chief Financial Officer Certification of Periodic Report.

(ii)	Exhibits incorporated herein by reference

4-1	Limited Liability Company Agreement of The Detroit Edison Securitization Funding LLC (Exhibit 4.1 to Registration No. 333-51066).

Exhibit No.	Description

4-2	Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2 to Registration No. 333-51066).

4-2-1	Restated Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2.1 to Registration No. 333-51066).

4-3	Indenture (Exhibit 4.3 to Form 10-Q for quarter ended March 31, 2001).

4-3-1	Supplemental Indenture, including Form of Bonds (Exhibit 4.3.1 to Form 10-Q for quarter ended March 31, 2001).

10-1	Sale Agreement (Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2001).

10-2	Servicing Agreement (Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2001).

10-3	Financing Order of the MPSC issued November 2, 2000 (Exhibit 10.3 to Registration No. 333-51066).

10-4	Opinion and Order of the MPSC issued January 4, 2001 (Exhibit 10.4 to Registration No. 333-51066).

99-1	Internal Revenue Service Private Letter Ruling pertaining to Bonds (Exhibit 99.1 to Registration No. 333-51066).

99-2	Administration Agreement (Exhibit 99.2 to Registration No. 333-51066).

99-3	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.3 to Form 10-Q for quarter ended March 31, 2001).

99-4	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended and restated, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.4 to Form 10-Q for quarter ended March 31, 2001).

99-5	Intercreditor Agreement, among Citicorp North America, Inc., Citibank, N.A., the trustee, the issuer, and The Detroit Edison Company (Exhibit 99.5 to Form 10-Q for quarter ended March 31, 2001).

99-6	Securitization Bond Charges, filed with the MPSC on August 10, 2001 (Exhibit 99.10 to Form 10-Q for quarter ended June 30, 2001).

99-7	MPSC Order dated February 6, 2002 authorizing True-up Adjustment (Exhibit 99.16 to Form 10-K for year ended December 31, 2001).

(b)  Reports on Form 8-K.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
(Registrant)

Date: March 20, 2003	By: /S/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ DAVID E. MEADOR David E. Meador, Manager	By	/s/ N. A. KHOURI N. A. Khouri, Manager

By	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer and Controller

Date:	March 20, 2003

FORM 10-K CERTIFICATION

I, David E. Meador, Manager and Chief Executive Officer of The Detroit Edison Securitization Funding LLC, certify that:

1.	I have reviewed this annual report on Form 10-K of The Detroit Edison Securitization Funding LLC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID E. MEADOR David E. Meador Manager and Chief Executive Officer of The Detroit Edison Securitization Funding LLC	Date: March 20, 2003

FORM 10-K CERTIFICATION

I, Daniel G. Brudzynski, Controller and Chief Financial Officer of The Detroit Edison Securitization Funding LLC, certify that:

1.	I have reviewed this annual report on Form 10-K of The Detroit Edison Securitization Funding LLC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Controller and Chief Financial Officer of The Detroit Edison Securitization Funding LLC	Date: March 20, 2003

EXHIBIT INDEX

Exhibit No.	Description

12-2	Computation of Ratio of Earnings to Fixed Charges.

99-29	Semi-Annual Servicer Certificate dated as of February 28, 2003.

99-30	Chief Executive Officer Certification of Periodic Report.

99-31	Chief Financial Officer Certification of Periodic Report.