Form 10-Q
period 2003-03-31
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2003-05-15
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☒  No ☐

THE DETROIT EDISON SECURITIZATION FUNDING LLC

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2003

PAGE
NUMBER
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Statement of Operations	3
Statement of Financial Position	4
Statement of Cash Flows	5
Statement of Member’s Equity	6
Notes to Financial Statements	7
Independent Accountants’ Report	8
Item 2. Management’s Narrative Analysis of the Results of Operations	1
Item 4. Controls and Procedures	2

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	9

SIGNATURE	10

CERTIFICATIONS	11

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

For the three-month period ended March 31, 2003, the Company earned $44,680,000 in surcharge revenues and $263,000 in interest income compared to $49,751,000 in surcharge revenues and $294,000 in interest income for the three-month period ended March 31, 2002. The decrease in surcharge revenues is due to changes in surcharge rates and weather driven lower electricity sales by Detroit Edison. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge (“SC”). The amortization expense for the three-month periods ended March 31, 2003 and 2002 was $18,631,000 and $22,825,000, respectively. The decrease in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The lower amount was primarily attributable to the decrease in surcharge revenues. During the 2003 three-month period, the Company also incurred interest expense of $25,615,000, amortization of issuance cost of $392,000, servicing fees of $219,000, and administrative fees of $62,000 compared to interest expense of $26,608,000, amortization of issuance cost of $311,000, servicing fees of $219,000, and administrative fees of $62,000 for the 2002 three-month period.

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders. The surcharge is adjusted annually to provide sufficient funds for timely payments related to the Bonds. This surcharge rate was modified to $0.00336 on March 1, 2003 compared to $0.00392 that became effective March 1, 2002.

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

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31

	2003	2002

(in Thousands)
Operating Revenues	$44,680	$49,751

Operating Expenses
Amortization expense	18,631	22,825
Servicing fees	219	219
Administrative fees	62	62
Other	24	20

	18,936	23,126

Operating Income	25,744	26,625

Interest Expense and Other
Interest expense	25,615	26,608
Interest income	(263)	(294)
Amortization of debt issuance costs	392	311

	25,744	26,625

Net Income	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF FINANCIAL POSITION

	March 31
	2003	December 31
(in Thousands)	(Unaudited)	2002

ASSETS
Current Assets
Cash and cash equivalents	$—	$—
Restricted cash	42,355	94,757
Accounts receivable	23,001	23,564
Accrued unbilled revenues	6,256	8,309

	71,612	126,630

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $129,020 and $106,743 respectively	1,590,695	1,612,973
Unamortized bond issuance cost, less accumulated amortization of $2,272 and $1,880, respectively	28,013	28,405

	1,618,708	1,641,378

	$1,690,320	$1,768,008

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$20	$—
Accrued interest	8,401	34,428
Accounts payable to member	94	375
Current portion of securitization bonds payable	86,726	88,266
Regulatory liability	46,292	50,095

	141,533	173,164

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,538,734	1,584,948
Other	1,303	1,146

	1,540,037	1,586,094

Member’s Equity	8,750	8,750

	$1,690,320	$1,768,008

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31

(in Thousands)	2003	2002

Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	19,023	23,157
Changes in current assets and liabilities:
Accounts receivable	2,617	(4,595)
Interest payable	(26,027)	(26,914)
Accounts payable	(261)	(281)

Net cash used for operating activities	(4,648)	(8,633)

Investing Activities
Restricted cash	52,402	44,051

Net cash from investing activities	52,402	44,051

Financing Activities
Payment of bonds	(47,754)	(35,395)

Net cash used for financing activities	(47,754)	(35,395)

Net Increase in Cash and Cash Equivalents	—	23
Cash and Cash Equivalents at Beginning of the Period	—	2,872

Cash and Cash Equivalents at End of the Period	$—	$2,895

Supplementary Cash Flow Information
Interest paid	$51,642	$53,522

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF MEMBER’S EQUITY (UNAUDITED)

	Three Months Ended
	March 31

	2003	2002

(in Thousands)
Balance beginning of period	$8,750	$8,750
Add:
Member’s contribution	—	—

Balance end of period	$8,750	$8,750

See Notes to Financial Statements (Unaudited)

The Detroit Edison Securitization Funding LLC
Notes to Financial Statements (Unaudited)

NOTE 1 — GENERAL

The financial statements included herein should be read in conjunction with the notes to financial statements contained in the 2002 Annual Report to the Securities and Exchange Commission on Form 10-K.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The financial statements are unaudited, but in the opinion of the Company, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

NOTE 2 — LONG-TERM DEBT

The Company retired $47,754,000 of Bonds during the first quarter of 2003.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of March 31, 2003, and the related condensed statements of operations, cash flows and member’s equity for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of The Detroit Edison Securitization Funding LLC as of December 31, 2002, and the related statements of operations, cash flows and member’s equity for the year then ended (not presented herein); and in our report dated February 11, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 2, 2003

EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits.

Exhibit
Number	Description

99-32	Monthly Servicer Certificate dated March 14, 2003
99-33	Monthly Servicer Certificate dated April 11, 2003
99-34	Chief Executive Officer Certification of Periodic Report
99-35	Chief Financial Officer Certification of Periodic Report

(b)	Reports on Form 8-K.

None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON
SECURITIZATION FUNDING LLC

Date: May 14, 2003	By:	/s/ DANIEL G. BRUDZYNSKI

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID E. MEADOR	Date: May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL G. BRUDZYNSKI	Date: May 14, 2003

Daniel G. Brudzynski
Controller and Chief Financial Officer of
The Detroit Edison Securitization Funding LLC

The Detroit Edison Securitization Funding LLC
Quarterly Report on Form 10-Q for Quarter Ended March 31, 2003

File No. 333-51066

Exhibit Index

Exhibit
Number	Description

99-32	Monthly Servicer Certificate dated March 14, 2003
99-33	Monthly Servicer Certificate dated April 11, 2003
99-34	Chief Executive Officer Certification of Periodic Report
99-35	Chief Financial Officer Certification of Periodic Report