Form 10-Q
period 2003-06-30
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2003-08-14
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

THE DETROIT EDISON SECURITIZATION FUNDING LLC

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2003

PAGE
NUMBER

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Statement of Operations	5

Statement of Financial Position	6

Statement of Cash Flows	7

Statement of Member’s Equity	8

Notes to Financial Statements	9

Independent Accountants’ Report	10

Item 2. Management’s Narrative Analysis of the Results of Operations	3

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	11

Item 5. Other Information	11

Item 6. Exhibits and Reports on Form 8-K	11

SIGNATURE	12

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

For the three-month period ended June 30, 2003, the Company earned $40,401,000 in surcharge revenues and $180,000 in interest income compared to $48,768,000 in surcharge revenues and $250,000 in interest income for the three-month period ended June 30, 2002. The decrease in surcharge revenues is due to changes in surcharge rates and weather driven lower electricity sales by Detroit Edison. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge (“SC”). The amortization expense for the three-month periods ended June 30, 2003 and 2002 was $14,728,000 and $22,087,000, respectively. The decrease in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The lower amount was primarily attributable to the decrease in surcharge revenues. During the 2003 three-month period, the Company also incurred interest expense of $25,203,000, amortization of issuance cost of $351,000, servicing fees of $219,000, and administrative fees of $63,000 compared to interest expense of $26,302,000, amortization of issuance cost of $322,000, servicing fees of $219,000, and administrative fees of $63,000 for the 2002 three-month period.

For the six-month period ended June 30, 2003, the Company earned $85,081,000 in surcharge revenues and $443,000 in interest income compared to $98,519,000 in surcharge revenues and $544,000 in interest income for the six-month period ended June 30, 2002. The decrease in surcharge revenues is due to changes in surcharge rates and weather driven lower electricity sales by Detroit Edison. The amortization expense for the six-month periods ended June 30, 2003 and 2002 was $33,359,000 and $44,912,000, respectively. The decrease in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The lower amount was primarily attributable to the decrease in surcharge revenues. During the 2003 six-month period, the Company also incurred interest expense of $50,818,000, amortization of issuance cost of $743,000, servicing fees of $438,000, and administrative fees of $125,000 compared to interest expense of $52,910,000, amortization of issuance cost of $633,000, servicing fees of $438,000, and administrative fees of $125,000 for the 2002 six-month period.

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders. The surcharge is adjusted annually to provide sufficient funds for timely payments related to the Bonds. This surcharge rate was modified to $0.00336 on March 1, 2003 compared to $0.00392 that became effective March 1, 2002.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

(in Thousands)
Operating Revenues	$40,401	$48,768	$85,081	$98,519

Operating Expenses
Amortization expense	14,728	22,087	33,359	44,912
Servicing fees	219	219	438	438
Administrative fees	63	63	125	125
Other	17	25	41	45

	15,027	22,394	33,963	45,520

Operating Income	25,374	26,374	51,118	52,999

Interest Expense and Other
Interest expense	25,203	26,302	50,818	52,910
Interest income	(180)	(250)	(443)	(544)
Amortization of debt issuance costs	351	322	743	633

	25,374	26,374	51,118	52,999

Net Income	$—	$—	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF FINANCIAL POSITION

	June 30
	2003	December 31
	(Unaudited)	2002

(in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—
Restricted cash	83,485	94,757
Accounts receivable	21,520	23,564
Accrued unbilled revenues	7,149	8,309

	112,154	126,630

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $148,925 and $106,743, respectively	1,570,790	1,612,973
Unamortized bond issuance cost, less accumulated amortization of $2,623 and $1,880, respectively	27,662	28,405

	1,598,452	1,641,378

	$1,710,606	$1,768,008

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accrued interest	$33,604	$34,428
Accounts payable to member	375	375
Current portion of securitization bonds payable	86,726	88,266
Regulatory liability	40,959	50,095

	161,664	173,164

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,538,734	1,584,948
Other	1,458	1,146

	1,540,192	1,586,094

Member’s Equity	8,750	8,750

	$1,710,606	$1,768,008

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30

	2003	2002

(in Thousands)
Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	34,102	45,510
Changes in current assets and liabilities:
Accounts receivable	3,204	(3,934)
Interest payable	(824)	(611)

Net cash from operating activities	36,482	40,965

Investing Activities
Restricted cash	11,272	(5,568)

Net cash from (used for) investing activities	11,272	(5,568)

Financing Activities
Payment of bonds	(47,754)	(35,395)

Net cash used for financing activities	(47,754)	(35,395)

Net Increase in Cash and Cash Equivalents	—	2
Cash and Cash Equivalents at Beginning of the Period	—	2,872

Cash and Cash Equivalents at End of the Period	$—	$2,874

Supplementary Cash Flow Information
Interest paid	$51,642	$53,522

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

INDEPENDENT ACCOUNTANTS’ REPORT

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of June 30, 2003, the related condensed statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed statements of cash flows and member’s equity for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of The Detroit Edison Securitization Funding LLC as of December 31, 2002 and the related statements of operations, cash flows and member’s equity for the year then ended (not presented herein); and in our report dated February 11, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/DELOITTE & TOUCHE LLP

Detroit, Michigan
August 14, 2003

OTHER INFORMATION

LEGAL PROCEEDINGS
None.

OTHER INFORMATION
None.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Description

Filed:

99-36	Monthly Servicer Certificate dated May 12, 2003

99-37	Monthly Servicer Certificate dated June 13, 2003

99-38	Monthly Servicer Certificate dated July 15, 2003

99-39	Amendment dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, and an Amendment and Restatement thereof, dated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000 and an Amendment dated as of January 25, 2001, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc.

99-40	Amendment No. 2 dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, an Amendment and Restatement thereof, dated as of October 1, 1991, an Amendment and Restatement thereof dated as of March 9, 2001 and an Amendment dated as of January 17, 2003, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc.

Furnished:

32-1	Chief Executive Officer Section 906 Certification of Periodic Report

32-2	Chief Financial Officer Section 906 Certification of Periodic Report

(b)  Reports on Form 8-K

During the quarterly period ended June 30, 2003, the Company did not file any Current Reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON
SECURITIZATION FUNDING LLC

Date:	August 13, 2003	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer and Controller

Exhibit Index

Exhibit
Number	Description

Filed:

99-36	Monthly Servicer Certificate dated May 12, 2003

99-37	Monthly Servicer Certificate dated June 13, 2003

99-38	Monthly Servicer Certificate dated July 15, 2003

99-39	Amendment dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, and an Amendment and Restatement thereof, dated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000 and an Amendment dated as of January 25, 2001, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc.

99-40	Amendment No. 2 dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, an Amendment and Restatement thereof, dated as of October 1, 1991, an Amendment and Restatement thereof dated as of March 9, 2001 and an Amendment dated as of January 17, 2003, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc.

Furnished:

32-1	Chief Executive Officer Section 906 Certification of Periodic Report

32-2	Chief Financial Officer Section 906 Certification of Periodic Report