Form 10-Q
period 2003-09-30
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2003-11-07
CIK 1128956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

Commission file number 333-51066

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

The Detroit Edison

Securitization Funding LLC
(a Michigan limited liability company)
(Exact name of registrant as specified in its charter)

Michigan	38-0478650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan	48226-1279
(Address of principal executive offices)	(Zip Code)

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

Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☐          No ☑

FINANCIAL INFORMATION
Item 1. Financial Statements
STATEMENT OF OPERATIONS (UNAUDITED)
STATEMENT OF FINANCIAL POSITION
STATEMENT OF CASH FLOWS (UNAUDITED)
STATEMENT OF MEMBER’S EQUITY (UNAUDITED)
Notes to Financial Statements
INDEPENDENT ACCOUNTANTS’ REPORT
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
OTHER INFORMATION
SIGNATURE
Chief Executive Officer Section 906 Certification
Chief Financial Officer Section 906 Certification
Monthly Servicer Certificate dated August 13, 2003
Monthly Servicer Certificate dated Sept. 12, 2003
Monthly Servicer Certificate dated Oct. 13, 2003
Semi-Annual Servicer Certificate August 26, 2003

THE DETROIT EDISON SECURITIZATION FUNDING LLC

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

		Page
		Number

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statement of Operations	3
	Statement of Financial Position	4
	Statement of Cash Flows	5
	Statement of Member’s Equity	6
	Notes to Financial Statements	7
	Independent Accountants’ Report	8
Item 2.	Management’s Narrative Analysis of the Results of Operations	2
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	9
Signature		10

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

      For the three-month period ended September 30, 2003, the Company earned $46,965,000 in surcharge revenues and $179,000 in interest income compared to $58,576,000 in surcharge revenues and $298,000 in interest income for the three-month period ended September 30, 2002. The decrease in surcharge revenues is due to changes in surcharge rates and weather driven lower electricity sales by Detroit Edison. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge (“SC”). The amortization expense for the three-month periods ended September 30, 2003 and 2002 was $21,456,000 and $32,085,000, respectively. The decrease in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The lower amount was primarily attributable to the decrease in surcharge revenues. During the 2003 three-month period, the Company also incurred interest expense of $25,017,000, amortization of debt issuance costs of $367,000, servicing fees of $218,000, and administrative fees of $62,000 compared to interest expense of $26,142,000, amortization of debt issuance costs of $351,000, servicing fees of $218,000, and administrative fees of $62,000 for the 2002 three-month period.

      For the nine-month period ended September 30, 2003, the Company earned $132,046,000 in surcharge revenues and $622,000 in interest income compared to $157,095,000 in surcharge revenues and $842,000 in interest income for the nine-month period ended September 30, 2002. The decrease in surcharge revenues is due to changes in surcharge rates and weather driven lower electricity sales by Detroit Edison. The amortization expense for the nine-month periods ended September 30, 2003 and 2002 was $54,815,000 and $76,997,000, respectively. The decrease in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The lower amount was primarily attributable to the decrease in surcharge revenues. During the 2003 nine-month period, the Company also incurred interest expense of $75,835,000, amortization of debt issuance costs of $1,110,000, servicing fees of $656,000, and administrative fees of $187,000 compared to interest expense of $79,052,000, amortization of debt issuance costs of $984,000, servicing fees of $656,000, and administrative fees of $187,000 for the 2002 nine-month period.

      Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders. The surcharge is adjusted annually to provide sufficient funds for timely payments related to the Bonds. This surcharge rate was modified to $0.00336 on March 1, 2003 compared to $0.00392 that became effective March 1, 2002.

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands)
Operating Revenues	$46,965	$58,576	$132,046	$157,095

Operating Expenses
Amortization expense	21,456	32,085	54,815	76,997
Servicing fees	218	218	656	656
Administrative fees	62	62	187	187
Other	24	16	65	61

	21,760	32,381	55,723	77,901

Operating Income	25,205	26,195	76,323	79,194

Interest Expense and Other
Interest expense	25,017	26,142	75,835	79,052
Interest income	(179)	(298)	(622)	(842)
Amortization of debt issuance costs	367	351	1,110	984

	25,205	26,195	76,323	79,194

Net Income	$—	$—	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	September 30	December 31
	2003	2002

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—
Restricted cash	35,631	94,757
Accounts receivable	26,561	23,564
Accrued unbilled revenues	7,202	8,309

	69,394	126,630

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $169,765 and $106,743, respectively	1,549,950	1,612,973
Unamortized bond issuance cost, less accumulated amortization of $2,990 and $1,880, respectively	27,295	28,405

	1,577,245	1,641,378

	$1,646,639	$1,768,008

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accrued interest	$8,215	$34,428
Accounts payable to member	95	375
Current portion of securitization bonds payable	88,727	88,266
Regulatory liability	43,017	50,095

	140,054	173,164

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,496,221	1,584,948
Other	1,614	1,146

	1,497,835	1,586,094

Member’s Equity	8,750	8,750

	$1,646,639	$1,768,008

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months
	Ended
	September 30

	2003	2002

	(In thousands)
Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	57,523	77,981
Changes in current assets and liabilities:
Accounts receivable	(1,890)	(10,054)
Interest payable	(26,213)	(27,074)
Accounts payable	(280)	(297)

Net cash from operating activities	29,140	40,556

Investing Activities
Restricted cash	59,126	32,017
Capitalization of issuance cost	—	(22)

Net cash from investing activities	59,126	31,995

Financing Activities
Payment of bonds	(88,266)	(72,521)

Net cash used for financing activities	(88,266)	(72,521)

Net Increase in Cash and Cash Equivalents	—	30
Cash and Cash Equivalents at Beginning of the Period	—	2,872

Cash and Cash Equivalents at End of the Period	$—	$2,902

Supplementary Cash Flow Information
Interest paid	$102,049	$106,126

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

Note 2 — Long-Term Debt

      The Company retired $47,754,000 of securitization bonds (Bonds) during the first quarter of 2003 and $40,512,000 of Bonds during the third quarter of 2003.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Managers of

The Detroit Edison Securitization Funding LLC

      We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of September 30, 2003, the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and the condensed statements of cash flows and member’s equity for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

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

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan

November 7, 2003

OTHER INFORMATION

Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

Filed:
99-41	Monthly Servicer Certificate dated August 13, 2003
99-42	Monthly Servicer Certificate dated September 12, 2003
99-43	Monthly Servicer Certificate dated October 13, 2003
99-44	Semi-Annual Servicer Certificate dated August 26, 2003
Furnished:
32-3	Chief Executive Officer Section 906 Certification of Periodic Report
32-4	Chief Financial Officer Section 906 Certification of Periodic Report

      (b) Reports on Form 8-K

      During the quarterly period ended September 30, 2003, the Company did not file any Current Reports on Form 8-K.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON

SECURITIZATION FUNDING LLC

/s/ DANIEL G. BRUDZYNSKI _______________________________________ Daniel G. Brudzynski
Chief Accounting Officer and Controller

Date: November 7, 2003

EXHIBIT INDEX

Exhibit
Number	Description

Filed:
99-41	Monthly Servicer Certificate dated August 13, 2003
99-42	Monthly Servicer Certificate dated September 12, 2003
99-43	Monthly Servicer Certificate dated October 13, 2003
99-44	Semi-Annual Servicer Certificate dated August 26, 2003
Furnished:
32-3	Chief Executive Officer Section 906 Certification of Periodic Report
32-4	Chief Financial Officer Section 906 Certification of Periodic Report