Form 10-K
period 2003-12-31
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2004-03-03
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.       ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes ☐      No ☑

The registrant is a single member limited liability company whose equity is solely owned by The Detroit Edison Company.

DOCUMENTS INCORPORATED BY REFERENCE

None

The Detroit Edison Securitization Funding LLC

Annual Report on Form 10-K
Year Ended December 31, 2003

Forward-Looking Statements

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Securitization bondholders may suffer payment delays or losses if the Detroit Edison Securitization Funding LLC’s (Company’s) assets are not sufficient to pay interest or the scheduled principal of the securitization bonds. Funds for payments are dependent upon the securitization property and the right to collect the securitization surcharge over a period limited to 15 years pursuant to a Michigan statute. In addition, collections are dependent on the level of The Detroit Edison Company (Detroit Edison) electric deliveries to customers.

Part I

Items 1. & 2. Business & Properties

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

As discussed in Note 1, the Company is a special purpose entity established by Detroit Edison to recover certain qualified costs, called Securitization Property by Michigan statute. The qualified costs primarily represent Detroit Edison’s unamortized investment in the 1,150 Megawatt Fermi 2 nuclear power plant that was classified as a regulatory asset. On March 9, 2001, the Company issued securitization bonds and used the net proceeds to purchase the Securitization Property from Detroit Edison. The Company receives surcharge revenues that are intended to recover its costs and service its debt. Amortization expense associated with the Securitization Property is adjusted as necessary so that expenses equal revenues and interest income.

For the year ended December 31, 2003, the Company earned $173,376,000 in surcharge revenues and $773,000 in interest income compared to $205,230,000 in surcharge revenues and $1,124,000 in interest income for the year ended December 31, 2002. The decrease in surcharge revenues is due to lower electricity sales by Detroit Edison and a decrease in the surcharge rate due to over collection in the prior year. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and the over or under recovery of securitization surcharge (SC). The amortization expense for the years ended December 2003 and 2002 was $70,927,000 and $98,887,000, respectively. The decrease in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The lower amount was primarily attributable to the decrease in surcharge revenues. During 2003, the Company also incurred interest expense of $100,480,000, amortization of debt issuance costs of $1,510,000, servicing fees of $875,000, and administrative fees of $250,000 compared to interest expense of $104,873,000, amortization of debt issuance costs of $1,398,000, servicing fees of $875,000, and administrative fees of $250,000 in 2002.

For the year ended December 31, 2002, the Company earned $205,230,000 in surcharge revenues and $1,124,000 in interest income compared to $143,920,000 in surcharge revenues and $824,000 in interest income for the year ended December 31, 2001. The increase in surcharge revenues is due to higher electricity sales by Detroit Edison and an increase in the surcharge rate, as well as the fact that the Company was not formed until March 2001. The amortization expense for the years ended December 2002 and 2001 was $98,887,000 and $56,333,000, respectively. The increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The higher amount was primarily attributable to the increase in surcharge revenues. During 2002, the Company also incurred interest expense of $104,873,000, amortization of debt issuance costs of $1,398,000, servicing fees of $875,000, and administrative fees of $250,000 compared to interest expense of $86,928,000, amortization of debt issuance costs of $482,000, servicing fees of $729,000, and administrative fees of $208,000 in 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company estimates that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2003 would decrease $39 million and increase $41 million, respectively.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

To the Managers of
The Detroit Edison Securitization Funding LLC

We have audited the statement of financial position of The Detroit Edison Securitization Funding LLC, (“the Company”) as of December 31, 2003 and 2002, and the related statements of operations, cash flows and member’s equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Detroit Edison Securitization Funding LLC at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
March 1, 2004

The Detroit Edison Securitization Funding LLC
Statement of Operations

	Year Ended December 31
	2003	2002	2001
(in Thousands)
Operating Revenues	$173,376	$205,230	$143,920

Operating Expenses
Amortization expense	70,927	98,887	56,333
Service fees	875	875	729
Administrative fees	250	250	208
Other	107	71	64

	72,159	100,083	57,334

Operating Income	101,217	105,147	86,586

Interest Expense and Other
Interest expense	100,480	104,873	86,928
Interest income	(773)	(1,124)	(824)
Amortization of debt issuance costs	1,510	1,398	482

	101,217	105,147	86,586

Net Income	$—	$—	$—

See Notes to Financial Statements

The Detroit Edison Securitization Funding LLC
Statement of Financial Position

	December 31
	2003	2002
(in Thousands)
ASSETS
Current Assets
Restricted cash	$79,447	$94,757
Accounts receivable	22,193	23,564
Accrued unbilled revenues	9,225	8,309

	110,865	126,630

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $192,473 and $106,743, respectively	1,527,243	1,612,973
Other Assets
Unamortized bond issuance cost, less accumulated amortization of $3,390 and $1,880 respectively	26,895	28,405

	$1,665,003	$1,768,008

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accrued interest	$32,894	$34,428
Accounts payable to member	375	375
Current portion of securitization bonds payable	88,727	88,266
Securitization reserve	36,265	50,095

	158,261	173,164

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,496,221	1,584,948
Other	1,771	1,146

	1,497,992	1,586,094

Member’s Equity	8,750	8,750

	$1,665,003	$1,768,008

See Notes to Financial Statements

The Detroit Edison Securitization Funding LLC
Statement of Cash Flows

	Year Ended December 31
	2003	2002	2001
(in Thousands)
Operating Activities
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	74,035	100,285	56,815
Changes in current assets and liabilities:
Accounts receivable and accrued unbilled revenues	455	(2,420)	(29,453)
Interest payable	(1,569)	(1,253)	35,681
Accounts payable	35	(24)	375

Net cash from operating activities	72,956	96,588	63,418

Investing Activities
Restricted cash	15,310	(26,917)	(67,840)
Purchase of securitized property	—	—	(1,747,191)
Capitalization of issuance cost	—	(22)	—

Net cash from (used for) investing activities	15,310	(26,939)	(1,815,031)

Financing Activities
Issuance of bonds	—	—	1,750,000
Member’s investment	—	—	8,750
Payment of bonds	(88,266)	(72,521)	(4,265)

Net cash from (used for) financing activities	(88,266)	(72,521)	1,754,485

Net Increase (Decrease) in Cash and Cash Equivalents	—	(2,872)	2,872
Cash and Cash Equivalents at Beginning of the Period	—	2,872	—

Cash and Cash Equivalents at End of the Period	$—	$—	$2,872

Supplementary Cash Flow Information
Interest paid	$102,049	$106,126	$51,247

See Notes to Financial Statements

The Detroit Edison Securitization Funding LLC
Statement of Member’s Equity

	Year Ended December 31
	2003	2002	2001
(in Thousands)
Balance beginning of period	$8,750	$8,750	$—
Add:
Member’s contribution	—	—	8,750

Balance at end of period	$8,750	$8,750	$8,750

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

Restricted Cash

Restricted cash at December 31, 2003 includes $58.4 million in the General Subaccount, $10.7 million in the Reserve Subaccount, $1.5 million in the Overcollateralization Subaccount and $8.8 million in the Capital Subaccount. The Trustee has established the following subaccounts for the Bonds:

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

Revenue

On March 26, 2001, Detroit Edison, as Servicer, implemented a nonbypassable SC of $0.0032 per kilowatthour (kWh), which has been subsequently modified. Detroit Edison collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders. Due to the time lag between securitization charge (SC) billed to customers and amounts collected from those customers, Detroit Edison began cash remittance to the trustee for SC collections on May 14, 2001.

Under a MPSC financing order, Detroit Edison will implement an annual adjustment to the SC to provide sufficient funds for timely payments related to the securitization bonds. The current SC rate is $.00336, effective March 1, 2003. The Company also accrues SC revenue for electric services provided by Detroit Edison but unbilled at the end of each month.

Amortization

The Securitization Property was recorded at acquired cost and is being amortized over the life of the Bonds, based on estimated SC revenues, interest accruals and other expenses. The Act limits the Bond life to no greater than 15 years. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of SC.

In accordance with SFAS No. 71, amortization is adjusted for over/under recovery of SC resulting from differences between estimated and actual electricity delivery and is shown as a securitization reserve on the statement of financial position.

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

The Company retired $88,266,000 of Bonds during 2003.

Details of the Bonds at December 31, 2003 are:

		Principal Balance	Expected Final	Final Maturity
Class	Bond Rate	(in Thousands)	Payment Date	Date
A-2	5.51%	$138,526	3/1/05	3/1/07
A-3	5.88%	322,792	3/1/08	3/1/10
A-4	6.19%	406,722	3/1/11	3/1/13
A-5	6.42%	326,237	3/1/13	3/1/15
A-6	6.62%	390,671	3/1/15	3/1/16

Total		1,584,948
Less amount due within one year		88,727

Long-Term Debt		$1,496,221

In the years 2004 — 2008, long-term debt maturities are $88,726,715, $96,348,877, $104,497,870, $110,793,727 and $120,071,713, respectively.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques. The estimated fair value of long-term debt at December 31, 2003 and 2002 was $1,758,473,000 and $1,861,849,000 compared to the carrying amount of $1,584,948,000 and $1,673,214,000, respectively.

NOTE 5 — SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Servicing Agreement, Detroit Edison as Servicer is required to manage and administer the Securitization Property of the Company and to collect the SC on behalf of the Company. The Company pays an annual service fee of $875,000 and an annual administrative fee of $250,000 to Detroit Edison.

At December 31, 2003, the Statement of Financial Position includes a receivable from Detroit Edison of $22,023,445 for SC collections and also includes a payable to Detroit Edison of $375,000 for servicing fees and administrative expenses.

NOTE 6 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First	Second	Third	Fourth
(in Thousands)	Quarter	Quarter	Quarter	Quarter	Year
2003
Operating Revenue	$44,680	$40,401	$46,965	$41,330	$173,376
Operating Income	25,744	25,374	25,205	24,894	101,217
Net Income	—	—	—	—	—

2002
Operating Revenue	$49,751	$48,768	$58,576	$48,135	$205,230
Operating Income	26,625	26,374	26,195	25,953	105,147
Net Income	—	—	—	—	—

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of December 31, 2003, which is the end of the period covered by this report, and have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the Company in reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Owner Matters

Item 13. Certain Relationships and Related Transactions

All omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 14. Principal Accountant Fees and Services

Not required.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Financial statements. See “Item 8 — Financial Statements and Supplementary Data.”

(2)	Schedules are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit No.	Description
(i)	Exhibits filed herewith

12-3	Computation of Ratio of Earnings to Fixed Charges.

31-5	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-6	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

99-45	Monthly Servicer Certificate dated November 13, 2003.

99-46	Monthly Servicer Certificate dated December 12, 2003.

99-47	Monthly Servicer Certificate dated January 14, 2004.

(ii)	Exhibits incorporated herein by reference

4-1	Limited Liability Company Agreement of The Detroit Edison Securitization Funding LLC (Exhibit 4.1 to Registration No. 333-51066).

4-2	Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2 to Registration No. 333-51066).
4-2-1	Restated Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2.1 to Registration No. 333-51066).
4-3	Indenture (Exhibit 4.3 to Form 10-Q for quarter ended March 31, 2001).

4-3-1	Supplemental Indenture, including Form of Bonds (Exhibit 4.3.1 to Form 10-Q for quarter ended March 31, 2001).

10-1	Sale Agreement (Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2001).

10-2	Servicing Agreement (Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2001).

10-3	Financing Order of the MPSC issued November 2, 2000 (Exhibit 10.3 to Registration No. 333-51066).

10-4	Opinion and Order of the MPSC issued January 4, 2001 (Exhibit 10.4 to Registration No. 333-51066).

99-1	Internal Revenue Service Private Letter Ruling pertaining to Bonds (Exhibit 99.1 to Registration No. 333-51066).

99-2	Administration Agreement (Exhibit 99.2 to Registration No. 333-51066).

99-3	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, an Amendment and Restatement thereof, dated as of October 1, 1991, an Amendment and Restatement thereof dated as of March 9, 2001 and an Amendment dated as of January 17, 2003, and an Amendment dated as of May 28, 2003, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.40 to Form 10-Q for quarter ended June 30, 2003).

99-4	Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, and an Amendment and Restatement thereof, dated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000 and an Amendment dated as of January 25, 2001, and an Amendment dated as of March 9, 2001, and an Amendment dated as of May 28, 2003 among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.39 to Form 10-Q for quarter ended June 30, 2003).

99-5	Intercreditor Agreement, among Citicorp North America, Inc., Citibank, N.A., the trustee, the issuer, and The Detroit Edison Company (Exhibit 99.5 to Form 10-Q for quarter ended March 31, 2001).

99-6	Securitization Bond Charges, filed with the MPSC on August 10, 2001 (Exhibit 99.10 to Form 10-Q for quarter ended June 30, 2001).

99-7	MPSC Order dated February 6, 2002 authorizing True-up Adjustment (Exhibit 99.16 to Form 10-K for year ended December 31, 2001).

(iii)	Exhibits furnished herewith.

32-5	Chief Executive Officer Section 906 Certification of Periodic Report

32-6	Chief Financial Officer Section 906 Certification of Periodic Report.

(b) Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC (Registrant)

Date: March 1, 2004	By:	/S/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ DAVID E. MEADOR David E. Meador, Manager	By	/s/ N. A. KHOURI N. A. Khouri, Manager

By	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer and Controller

Date:	March 1, 2004

Exhibit No.	Description
(i)	Exhibits filed herewith

12-3	Computation of Ratio of Earnings to Fixed Charges.

31-5	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-6	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

32-5	Chief Executive Officer Section 906 Certification of Periodic Report

32-6	Chief Financial Officer Section 906 Certification of Periodic Report.

99-45	Monthly Servicer Certificate dated November 13, 2003.

99-46	Monthly Servicer Certificate dated December 12, 2003.

99-47	Monthly Servicer Certificate dated January 14, 2004.