Form 10-Q
period 2004-03-31
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2004-05-05
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

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

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2004

		Page
		Number
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statement of Operations	4
	Statement of Financial Position	5
	Statement of Cash Flows	6
	Statement of Member’s Equity	7
	Notes to Financial Statements	8
	Independent Accountants’ Report	9
Item 2.	Management’s Narrative Analysis of the Results of Operations	3
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	10
SIGNATURE		11
906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
906 CERTIFICATION OF CHIEF FINANCIAL OFFICER
MONTHLY SERVICE CERTIFICATE DATED FEB. 13, 2004
MONTHLY SERVICE CERTIFICATE DATED MARCH 12, 2004
SEMI-ANNUAL SERVICE CERTIFICATE DATED FEB 27, 2004

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

For the three-month period ended March 31, 2004, the Company earned $44,560,000 in surcharge revenues and $155,000 in interest income compared to $44,680,000 in surcharge revenues and $263,000 in interest income for the three-month period ended March 31, 2003. The decrease in surcharge revenues is due to changes in surcharge rates. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge (“SC”). The amortization expense for the three-month periods ended March 31, 2004 and 2003 was $19,602,000 and $18,631,000, respectively. The increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The higher amount was primarily attributable to the decrease in interest expense. During the 2004 three-month period, the Company also incurred interest expense of $24,433,000, amortization of debt issuance costs of $389,000, servicing fees of $219,000, and administrative fees of $62,000 compared to interest expense of $25,615,000, amortization of debt issuance costs of $392,000, servicing fees of $219,000, and administrative fees of $62,000 for the 2003 three-month period.

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders. The surcharge is adjusted annually to provide sufficient funds for timely payments related to the Bonds. This surcharge rate was modified to $0.00374 on March 1, 2004 compared to $0.00336 that became effective March 1, 2003.

The Detroit Edison Securitization Funding LLC
Statement of Operations (Unaudited)

	Three Months Ended
	March 31
	2004	2003
(in Thousands)
Operating Revenues	$44,560	$44,680

Operating Expenses
Amortization expense	19,602	18,631
Servicing fees	219	219
Administrative fees	62	62
Other	10	24

	19,893	18,936

Operating Income	24,667	25,744

Interest Expense and Other
Interest expense	24,433	25,615
Interest income	(155)	(263)
Amortization of debt issuance costs	389	392

	24,667	25,744

Net Income	$—	$—

See Notes to Financial Statements (Unaudited)

The Detroit Edison Securitization Funding LLC
Statement of Financial Position

	March 31
	2004	December 31
	(Unaudited)	2003
(in Thousands)
ASSETS
Current Assets
Restricted cash	$24,150	$79,447
Accounts receivable	25,711	22,193
Accrued unbilled revenues	9,616	9,225

	59,477	110,865

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $214,574 and $192,473, respectively	1,505,142	1,527,243

Other Assets
Unamortized bond issuance cost, less accumulated amortization of $3,779 and $3,390 respectively	26,506	26,895

	$1,591,125	$1,665,003

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accrued interest	$8,010	$32,894
Accounts payable to member	94	375
Current portion of securitization bonds payable	92,312	88,727
Securitization reserve	33,610	36,265

	134,026	158,261

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,446,422	1,496,221
Other	1,927	1,771

	1,448,349	1,497,992

Member’s Equity	8,750	8,750

	$1,591,125	$1,665,003

See Notes to Financial Statements (Unaudited)

The Detroit Edison Securitization Funding LLC
Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
	2004	2003
(in Thousands)
Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	19,991	19,023
Changes in current assets and liabilities:
Accounts receivable and accrued unbilled revenues	(3,909)	2,617
Interest payable	(24,857)	(26,027)
Accounts payable	(308)	(261)

Net cash used for operating activities	(9,083)	(4,648)

Investing Activities
Restricted cash	55,297	52,402

Net cash from investing activities	55,297	52,402

Financing Activities
Payment of bonds	(46,214)	(47,754)

Net cash used for financing activities	(46,214)	(47,754)

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of the Period	—	—

Cash and Cash Equivalents at End of the Period	$—	$—

Supplementary Cash Flow Information
Interest paid	$49,290	$51,642

See Notes to Financial Statements (Unaudited)

The Detroit Edison Securitization Funding LLC
Statement of Member’s Equity (Unaudited)

	Three Months Ended
	March 31
	2004	2003
(in Thousands)
Balance beginning of period	$8,750	$8,750

Balance end of period	$8,750	$8,750

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — GENERAL

The financial statements included herein should be read in conjunction with the notes to financial statements contained in the 2003 Annual Report on Form 10-K.

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

NOTE 2 — LONG-TERM DEBT

The Company retired $46,214,000 of securitization bonds during the first quarter of 2004.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of March 31, 2004, and the related condensed statements of operations, cash flows and member’s equity for the three-month periods ended March 31, 2004 and 2003, respectively. These interim financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of The Detroit Edison Securitization Funding LLC as of December 31, 2003, and the related statements of operations, cash flows and member’s equity for the year then ended (not presented herein); and in our report dated March 1, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 5, 2004

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
Filed:
99-48	Monthly Servicer Certificate dated February 13, 2004

99-49	Monthly Servicer Certificate dated March 12, 2004

99-50	Semi-Annual Servicer Certificate dated February 27, 2004

Furnished:
32-7	Chief Executive Officer Section 906 Certification of Periodic Report

32-8	Chief Financial Officer Section 906 Certification of Periodic Report

(b) Reports on Form 8-K

During the quarterly period ended March 31, 2004, the Company did not file any Current Reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC

Date: May 5, 2004	/s/ DANIEL G. BRUDZYNSKI
Daniel G. Brudzynski
Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description
Filed:
99-48	Monthly Servicer Certificate dated February 13, 2004

99-49	Monthly Servicer Certificate dated March 12, 2004

99-50	Semi-Annual Servicer Certificate dated February 27, 2004

32-7	Chief Executive Officer Section 906 Certification of Periodic Report

32-8	Chief Financial Officer Section 906 Certification of Periodic Report