Form 10-Q
period 2004-06-30
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2004-08-05
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

313-235-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                     No      X

THE DETROIT EDISON SECURITIZATION FUNDING LLC

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2004

PAGE
NUMBER
FORWARD-LOOKING STATEMENTS	3
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Statement of Operations	5
Statement of Financial Position	6
Statement of Cash Flows	7
Statement of Member’s Equity	8
Notes to Financial Statements	9
Report of Independent Registered Public Accounting Firm	10
Item 2. Management’s Narrative Analysis of the Results of Operations	3
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	11
SIGNATURE	12
Chief Executive Officer Section 906 Certification of Periodic Report
Chief Financial Officer Section 906 Certification of Periodic Report
Monthly Servicer Certificate for March 2004
Monthly Servicer Certificate for April 2004
Monthly Servicer Certificate for May 2004

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

For the three-month period ended June 30, 2004, the Company earned $44,113,000 in surcharge revenues and $113,000 in interest income compared to $40,401,000 in surcharge revenues and $180,000 in interest income for the three-month period ended June 30, 2003. The increase in surcharge revenues is due to an increase in surcharge rates, partially offset by lower electricity sales by Detroit Edison. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge. The amortization expense for the three-month periods ended June 30, 2004 and 2003 was $19,550,000 and $14,728,000, respectively. The increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The higher amount was primarily attributable to the increase in surcharge revenues and decrease in interest expense. During the 2004 three-month period, the Company also incurred interest expense of $24,008,000, amortization of debt issuance costs of $368,000, and servicing and administrative fees of $281,000 compared to interest expense of $25,203,000, amortization of debt issuance costs of $351,000, and servicing and administrative fees of $282,000 for the 2003 three-month period.

For the six-month period ended June 30, 2004, the Company earned $88,673,000 in surcharge revenues and $268,000 in interest income compared to $85,081,000 in surcharge revenues and $443,000 in interest income for the six-month period ended June 30, 2003. The increase in surcharge revenues is due to changes in surcharge rates, partially offset by lower electricity sales by Detroit Edison. The amortization expense for the six-month periods ended June 30, 2004 and

2003 was $39,152,000 and $33,359,000, respectively. The increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The higher amount was primarily attributable to the increase in surcharge revenues and decrease in interest expense. During the 2004 six-month period, the Company also incurred interest expense of $48,441,000, amortization of debt issuance costs of $757,000, and servicing and administrative fees of $562,000 compared to interest expense of $50,818,000, amortization of debt issuance costs of $743,000, and servicing and administrative fees of $563,000 for the 2003 six-month period.

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization bondholders. The surcharge is adjusted annually to provide sufficient funds for timely payments related to the bonds. This surcharge rate was modified to $0.00374 per kilowatthour (kWh) on March 1, 2004 compared to $0.00336 per kWh that became effective March 1, 2003.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
(in Thousands)
Operating Revenues	$44,113	$40,401	$88,673	$85,081

Operating Expenses
Amortization expense	19,550	14,728	39,152	33,359
Servicing and administrative fees	281	282	562	563
Other	19	17	29	41

	19,850	15,027	39,743	33,963

Operating Income	24,263	25,374	48,930	51,118

Interest Expense and Other
Interest expense	24,008	25,203	48,441	50,818
Interest income	(113)	(180)	(268)	(443)
Amortization of debt issuance costs	368	351	757	743

	24,263	25,374	48,930	51,118

Net Income	$—	$—	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF FINANCIAL POSITION

	June 30
	2004	December 31
(in Thousands)	(Unaudited)	2003
ASSETS
Current Assets
Restricted cash	$66,249	$79,447
Accounts receivable	27,958	22,193
Accrued unbilled revenues	9,469	9,225

	103,676	110,865

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $235,462 and $192,473, respectively	1,484,254	1,527,243

Other Assets
Unamortized bond issuance cost, less accumulated amortization of $4,147 and $3,390 respectively	26,139	26,895

	$1,614,069	$1,665,003

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accrued interest	$32,012	$32,894
Accounts payable to member	375	375
Current portion of securitization bonds payable	92,312	88,727
Securitization reserve	32,115	36,265

	156,814	158,261

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,446,422	1,496,221
Other	2,083	1,771

	1,448,505	1,497,992

Member’s Equity	8,750	8,750

	$1,614,069	$1,665,003

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30
(in Thousands)	2004	2003
Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	39,909	34,102
Changes in current assets and liabilities:
Accounts receivable and accrued unbilled revenues	(6,009)	3,204
Interest payable	(849)	(824)
Accounts payable	(35)	—

Net cash from operating activities	33,016	36,482

Investing Activities
Restricted cash	13,198	11,272

Net cash from investing activities	13,198	11,272

Financing Activities
Payment of bonds	(46,214)	(47,754)

Net cash used for financing activities	(46,214)	(47,754)

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of the Period	—	—

Cash and Cash Equivalents at End of the Period	$—	$—

Supplementary Cash Flow Information
Interest paid	$49,290	$51,642

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of June 30, 2004, and the related condensed statement of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed statements of cash flows and member’s equity for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of The Detroit Edison Securitization Funding LLC as of December 31, 2003, and the related statements of operations, cash flows and member’s equity for the year then ended (not presented herein); and in our report dated March 1, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
August 3, 2004

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description

Filed:
99-51	Monthly Servicer Certificate dated April 15, 2004

99-52	Monthly Servicer Certificate dated May 12, 2004

99-53	Monthly Servicer Certificate dated June 15, 2004

Furnished:
32-9	Chief Executive Officer Section 906 Certification of Periodic Report

32-10	Chief Financial Officer Section 906 Certification of Periodic Report

(b) Reports on Form 8-K

During the quarterly period ended June 30, 2004, the Company did not file any Current Reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
Date: August 4, 2004	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer and Controller

Exhibit Index

Exhibit
Number	Description

32-9	Chief Executive Officer Section 906 Certification of Periodic Report

32-10	Chief Financial Officer Section 906 Certification of Periodic Report

99-51	Monthly Servicer Certificate dated April 15, 2004

99-52	Monthly Servicer Certificate dated May 12, 2004

99-53	Monthly Servicer Certificate dated June 15, 2004