Form 10-Q
period 2004-09-30
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2004-11-08
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

THE DETROIT EDISON SECURITIZATION FUNDING LLC

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

PAGE
NUMBER
FORWARD-LOOKING STATEMENTS	3
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Statement of Operations	5
Statement of Financial Position	6
Statement of Cash Flows	7
Statement of Member’s Equity	8
Notes to Financial Statements	9
Report of Independent Registered Public Accounting Firm	10
Item 2. Management’s Narrative Analysis of the Results of Operations	3
PART II – OTHER INFORMATION
Item 6. Exhibits	11
SIGNATURE	12
EXHIBIT INDEX	13
Chief Executive Officer Section 906 Certification
Chief Financial Officer Section 906 Certification
Monthly Servicer Certificate dated July 15, 2004
Monthly Servicer Certificate dated August 16, 2004
Monthly Servicer Certificate dated September 13, 2004
Semi-Annual Servicer Certificate dated August 27, 2004

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

For the three-month period ended September 30, 2004, the Company earned $49,307,000 in surcharge revenues and $183,000 in interest income compared to $46,965,000 in surcharge revenues and $179,000 in interest income for the three-month period ended September 30, 2003. The increase in surcharge revenues is due to an increase in surcharge rates, partially offset by lower electricity sales by Detroit Edison. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge. The amortization expense for the three-month periods ended September 30, 2004 and 2003 was $24,968,000 and $21,456,000, respectively. The increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The higher amount was primarily attributable to the increase in surcharge revenues and decrease in interest expense. During the 2004 three-month period, the Company also incurred interest expense of $23,813,000, amortization of debt issuance costs of $389,000, and servicing and administrative fees of $281,000 compared to interest expense of $25,017,000, amortization of debt issuance costs of $367,000, and servicing and administrative fees of $280,000 for the 2003 three-month period.

For the nine-month period ended September 30, 2004, the Company earned $137,980,000 in surcharge revenues and $451,000 in interest income compared to $132,046,000 in surcharge revenues and $622,000 in interest income for the nine-month period ended September 30, 2003. The increase in surcharge revenues is due to changes in surcharge rates, partially offset by lower electricity sales by Detroit Edison. The amortization expense for the nine-month periods ended September 30, 2004 and 2003 was $64,120,000 and $54,815,000, respectively. The increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The higher amount was primarily attributable to the increase in surcharge revenues and decrease in interest expense. During the 2004 nine-month period, the Company also incurred interest expense of $72,254,000, amortization of debt issuance costs of $1,146,000, and servicing and administrative fees of $844,000 compared to interest expense of $75,835,000, amortization of debt issuance costs of $1,110,000, and servicing and administrative fees of $843,000 for the 2003 nine-month period.

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization bondholders. The surcharge is adjusted annually to provide sufficient funds for timely payments related to the securitization bonds. This surcharge rate was modified to $0.00374 per kilowatthour (kWh) on March 1, 2004 compared to $0.00336 per kWh that became effective March 1, 2003.

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands)	2004	2003	2004	2003
Operating Revenues	$49,307	$46,965	$137,980	$132,046

Operating Expenses
Amortization expense	24,968	21,456	64,120	54,815
Servicing and administrative fees	281	280	844	843
Other	39	24	67	65

	25,288	21,760	65,031	55,723

Operating Income	24,019	25,205	72,949	76,323

Interest Expense and Other
Interest expense	23,813	25,017	72,254	75,835
Interest income	(183)	(179)	(451)	(622)
Amortization of debt issuance costs	389	367	1,146	1,110

	24,019	25,205	72,949	76,323

Net Income	$—	$—	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF FINANCIAL POSITION

	September 30
	2004	December 31
(in Thousands)	(Unaudited)	2003
ASSETS
Current Assets
Restricted cash	$23,897	$79,447
Accounts receivable	30,222	22,193
Accrued unbilled revenues	7,925	9,225

	62,044	110,865

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $257,543 and $192,473, respectively	1,462,172	1,527,243

Other Assets
Unamortized bond issuance cost, less accumulated amortization of $4,535 and $3,390, respectively	25,750	26,895

	$1,549,966	$1,665,003

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accrued interest	$7,816	$32,894
Accounts payable to member	94	375
Current portion of securitization bonds payable	96,349	88,727
Securitization reserve	34,845	36,265

	139,104	158,261

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,399,872	1,496,221
Other	2,240	1,771

	1,402,112	1,497,992

Member’s Equity	8,750	8,750

	$1,549,966	$1,665,003

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(in Thousands)	2004	2003
Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	65,265	57,523
Changes in current assets and liabilities:
Accounts receivable and accrued unbilled revenues	(6,729)	(1,890)
Interest payable	(25,052)	(26,213)
Accounts payable to member	(307)	(280)

Net cash from operating activities	33,177	29,140

Investing Activities
Restricted cash	55,550	59,126

Net cash from investing activities	55,550	59,126

Financing Activities
Payment of securitization bonds	(88,727)	(88,266)

Net cash used for financing activities	(88,727)	(88,266)

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of the Period	—	—

Cash and Cash Equivalents at End of the Period	$—	$—

Supplementary Cash Flow Information
Interest paid	$97,306	$102,049

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF MEMBER’S EQUITY (Unaudited)

	Nine Months Ended
	September 30
(in Thousands)	2004	2003
Balance beginning of period	$8,750	$8,750

Balance end of period	$8,750	$8,750

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – GENERAL

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

NOTE 2 — LONG-TERM DEBT

The Company retired $46,214,000 of securitization bonds during the first quarter of 2004 and $42,513,000 of securitization bonds during the third quarter of 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of September 30, 2004, and the related condensed statement of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed statements of cash flows and member’s equity for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

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

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
November 4, 2004

OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description
Filed:
99-54	Monthly Servicer Certificate dated July 15, 2004

99-55	Monthly Servicer Certificate dated August 16, 2004

99-56	Monthly Servicer Certificate dated September 13, 2004

99-57	Semi-Annual Servicer Certificate dated August 27, 2004

Furnished:
32-11	Chief Executive Officer Section 906 Certification of Periodic Report

32-12	Chief Financial Officer Section 906 Certification of Periodic Report

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON
SECURITIZATION FUNDING LLC

Date: November 4, 2004	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Controller

EXHIBIT INDEX

Exhibit
Number	Description
32-11	Chief Executive Officer Section 906 Certification of Periodic Report

32-12	Chief Financial Officer Section 906 Certification of Periodic Report

99-54	Monthly Servicer Certificate dated July 15, 2004

99-55	Monthly Servicer Certificate dated August 16, 2004

99-56	Monthly Servicer Certificate dated September 13, 2004

99-57	Semi-Annual Servicer Certificate dated August 27, 2004