Form 10-K
period 2004-12-31
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2005-03-15
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL REPORT & TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 333-51066

The Detroit Edison Securitization Funding LLC, a Michigan limited liability company, meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.

THE DETROIT EDISON SECURITIZATION FUNDING LLC

(Exact name of registrant as specified in its charter)

Michigan	38-0478650
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

2000 2nd Avenue, Detroit, Michigan	48226-1279
(Address of principal executive offices)	(Zip Code)

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

Yes ☑       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐       No ☑

The registrant is a single member limited liability company whose equity is owned solely by The Detroit Edison Company

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Part II

Item 5. Market for Registrant’s Member’s Equity, Related Owner Matters and Issuer Purchases of Equity Securities

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

For the year ended December 31, 2004, the Company earned $184,184,000 in surcharge revenues and $699,000 in interest income compared to $173,376,000 in surcharge revenues and $773,000 in interest income for the year ended December 31, 2003. The increase in surcharge revenues is primarily due to an increase in surcharge rates. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and the over or under recovery of securitization surcharge. The amortization expense for the years ended December 2004 and 2003 was $86,381,000 and $70,927,000, respectively. The increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The higher amount was primarily attributable to the increase in surcharge revenues, partially offset by a decrease in interest expense. During 2004, the Company also incurred interest expense of $95,677,000, amortization of debt issuance costs of $1,577,000, and servicing and administrative fees of $1,125,000, compared to interest expense of $100,480,000, amortization of debt issuance costs of $1,510,000, and servicing and administrative fees of $1,125,000 in 2003.

For the year ended December 31, 2003, the Company earned $173,376,000 in surcharge revenues and $773,000 in interest income compared to $205,230,000 in surcharge revenues and $1,124,000 in interest income for the year ended December 31, 2002. The decrease in surcharge revenues is due to lower electricity sales by Detroit Edison and a decrease in the surcharge rate due to over collection in the prior year. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and the over or under recovery of securitization surcharge. The amortization expense for the years ended December 2003 and 2002 was $70,927,000 and $98,887,000, respectively. The decrease in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The lower amount was primarily attributable to the decrease in surcharge revenues. During 2003, the Company also incurred interest expense of $100,480,000, amortization of debt issuance costs of $1,510,000, and servicing and administrative fees of $1,125,000 compared to interest expense of

$104,873,000, amortization of debt issuance costs of $1,398,000, and servicing and administrative fees of $1,125,000 in 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company estimates that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2004 would decrease $35 million and increase $36 million, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managers of
The Detroit Edison Securitization Funding LLC

We have audited the statement of financial position of The Detroit Edison Securitization Funding LLC, (the “Company”) as of December 31, 2004 and 2003 and the related statements of operations, cash flows and member’s equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
March 15, 2005

The Detroit Edison Securitization Funding llc

Statement of Operations

	Year Ended December 31
(in Thousands)	2004	2003	2002
Operating Revenues	$184,184	$173,376	$205,230

Operating Expenses
Amortization expense	86,381	70,927	98,887
Servicing and administrative fees	1,125	1,125	1,125
Other	123	107	71

	87,629	72,159	100,083

Operating Income	96,555	101,217	105,147

Interest Expense and Other
Interest expense	95,677	100,480	104,873
Interest income	(699)	(773)	(1,124)
Amortization of debt issuance costs	1,577	1,510	1,398

	96,555	101,217	105,147

Net Income	$—	$—	$—

See Notes to Financial Statements

The Detroit Edison Securitization Funding llc

Statement of Financial Position

	December 31
(in Thousands)	2004	2003
ASSETS
Current Assets
Restricted cash	$73,137	$79,447
Accounts receivable	23,144	22,193
Accrued unbilled revenues	12,181	9,225

	108,462	110,865

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $282,012 and $192,473, respectively	1,437,703	1,527,243
Other Assets
Unamortized bond issuance cost, less accumulated amortization of $4,966 and $3,390, respectively	25,319	26,895

	$1,571,484	$1,665,003

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accrued interest	$31,261	$32,894
Accounts payable to member	375	375
Current portion of securitization bonds payable	96,349	88,727
Securitization reserve	32,481	36,265

	160,466	158,261

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,399,872	1,496,221
Other	2,396	1,771

	1,402,268	1,497,992

Member’s Equity	8,750	8,750

	$1,571,484	$1,665,003

See Notes to Financial Statements

The Detroit Edison Securitization Funding llc

Statement of Cash Flows

	Year Ended December 31
(in Thousands)	2004	2003	2002
Operating Activities
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	87,957	74,035	100,285
Changes in current assets and liabilities:
Accounts receivable and accrued unbilled revenues	(3,907)	455	(2,420)
Interest payable	(1,629)	(1,569)	(1,253)
Accounts payable	(4)	35	(24)

Net cash from operating activities	82,417	72,956	96,588

Investing Activities
Restricted cash	6,310	15,310	(26,917)
Capitalization of issuance cost	—	—	(22)

Net cash from (used for) investing activities	6,310	15,310	(26,939)

Financing Activities
Retirement of securitization bonds	(88,727)	(88,266)	(72,521)

Net cash used for financing activities	(88,727)	(88,266)	(72,521)

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	(2,872)
Cash and Cash Equivalents at Beginning of the Period	—	—	2,872

Cash and Cash Equivalents at End of the Period	$—	$—	$—

Supplementary Cash Flow Information
Interest paid	$97,307	$102,049	$106,126

See Notes to Financial Statements

The Detroit Edison Securitization Funding llc

Statement of Member’s Equity

	Year Ended December 31
(in Thousands)	2004	2003	2002
Balance beginning of period	$8,750	$8,750	$8,750

Balance end of period	$8,750	$8,750	$8,750

See Notes to Financial Statements

The Detroit Edison Securitization Funding LLC

Notes To Financial Statements

NOTE 1 - NATURE OF OPERATIONS

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers investments purchased with maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2004 and 2003 includes $65.7 million and $58.4 million in the General Subaccount and $7.4 and $8.8 million in the Capital Subaccount, respectively. In addition, at December 31, 2003, restricted cash included $10.7 million in the Reserve Subaccount and $1.5 million in the Overcollateralization Subaccount. The Trustee has established the following subaccounts for the Bonds:

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

Overcollateralization Subaccount accumulates a mandatory reserve amount. This account is funded over the life of the Bonds. The Trustee may draw from this subaccount if the general subaccount and reserve subaccount are insufficient to service required payments. If the Overcollateralization Subaccount is used, it will be replenished to the required level from SC remittances.

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

Unamortized Bond Issuance Costs

The costs related to the issuance of the Bonds are amortized over the life of the Bonds.

Revenue

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders. The surcharge is adjusted annually to provide sufficient funds for timely payments related to the securitization bonds. The surcharge rate will be modified to $0.00388 per kilowatthour (kWh) on March 1, 2005 compared to $0.00374 per kWh effective at March 1, 2004 and $0.00336 effective at March 1, 2003.

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

NOTE 3 - LONG-TERM DEBT

In March 2001, the Company issued $1.75 billion of Bonds at an average annual interest rate of 6.3%. The Company used the proceeds from the Bonds to purchase Securitization Property from Detroit Edison. The Securitization Property of the Company has been assigned to the Trustee to collateralize the Bonds.

The Company retired $88,727,000 of Bonds during 2004 and $88,266,000 of Bonds during 2003.

Details of the Bonds at December 31, 2004 are:

		Principal Balance	Expected Final	Final Maturity
Class	Bond Rate	(in Thousands)	Payment Date	Date
A-2	5.51%	$49,799	3/1/05	3/1/07
A-3	5.88%	322,792	3/1/08	3/1/10
A-4	6.19%	406,722	3/1/11	3/1/13
A-5	6.42%	326,237	3/1/13	3/1/15
A-6	6.62%	390,671	3/1/15	3/1/16

Total		1,496,221
Less amount due within one year		96,349

Long-Term Debt		$1,399,872

In the years 2005 – 2009, long-term debt maturities are $96,348,877, $104,497,870, $110,793,727, $120,071,713 and $131,911,609, respectively.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques. The estimated fair value of long-term debt at December 31, 2004 and 2003 was $1,642,081,000 and $1,758,473,000 compared to the carrying amount of $1,496,221,000 and $1,584,948,000, respectively.

NOTE 5 – SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Servicing Agreement, Detroit Edison as Servicer is required to manage and administer the Securitization Property of the Company and to collect the SC on behalf of the Company. The Company pays an annual service fee of $875,000 and an annual administrative fee of $250,000 to Detroit Edison.

At December 31, 2004 and December 31, 2003, the Statement of Financial Position includes a receivable from Detroit Edison of $23,000,311 and $22,023,445 for SC collections and also includes a payable to Detroit Edison of $375,000 and $375,000 for servicing and administrative fees, respectively.

NOTE 6 – SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First	Second	Third	Fourth
(in Thousands)	Quarter	Quarter	Quarter	Quarter	Year
2004
Operating Revenue	$44,560	$44,113	$49,307	$46,204	$184,184
Operating Income	24,667	24,263	24,019	23,606	96,555
Net Income	—	—	—	—	—

2003
Operating Revenue	$44,680	$40,401	$46,965	$41,330	$173,376
Operating Income	25,744	25,374	25,205	24,894	101,217
Net Income	—	—	—	—	—

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

     Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a—15(e) and 15d—15(e)) as of December 31, 2004, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effectively designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

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

Item 14. Principal Accountant Fees and Services

Not required.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Financial statements. See “Item 8 - Financial Statements and Supplementary Data.”

(2)	Schedules are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit No.		Description
(i)		Exhibits filed herewith.

	12-4	Computation of Ratio of Earnings to Fixed Charges.

	31-7	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report

	31-8	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report

	99-58	Monthly Servicer Certificate dated October 13, 2004.

	99-59	Monthly Servicer Certificate dated November 12, 2004.

	99-60	Monthly Servicer Certificate dated December 13, 2004.

	99-61	Monthly Servicer Certificate dated January 12, 2005.

	99-62	Amendment, dated as of January 20, 2005, to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as Amended and Restated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000, an Amendment dated as of January 25, 2001, an Amendment dated as of May 28, 2003 and an Amendment dated February 25, 2004, as so amended and restated, among The Detroit Edison Company, Citibank, N.A. and Citicorp North America, Inc.

	99-63	Amendment No. 4, dated as of January 20, 2005, to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as Amended and Restated as of October 1, 1991, as Amended and Restated as of March 9, 2001, an Amendment dated as of January 17, 2003, an Amendment dated as of May 28, 2003 and an Amendment dated February 25, 2004, as so amended and restated, among The Detroit Edison Company, CAFCO, LLC (successor to Corporate Asset Funding Company, Inc.), Citibank, N.A. and Citicorp North America, Inc.

(ii)		Exhibits incorporated herein by reference.

	4(a)	Limited Liability Company Agreement of The Detroit Edison Securitization Funding LLC (Exhibit 4.1 to Registration Statement No. 333-51066).

	4(b)	Restated Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2.1 to Registration Statement No. 333-51066).

	4(c)	Indenture dated as of March 9, 2001 between The Detroit Edison Securitization Funding LLC and The Bank of New York, as trustee, securing securitization bonds issuable in series (Exhibit 4.3 to Form 10-Q for quarter ended March 31, 2001).

	4(d)	Supplemental Indenture dated as of March 9, 2001, creating 2001-1 Series (Exhibit 4.3.1 to Form 10-Q for quarter ended March 31, 2001).

	10(a)	Securitization Property Sale Agreement dated as of March 9, 2001 between The Detroit

Exhibit No.	Description
Edison Securitization Funding LLC, as issuer, and The Detroit Edison Company, as seller (Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2001).

10(b)	Securitization Property Servicing Agreement dated as of March 9, 2001 between The Detroit Edison Securitization Funding LLC, as issuer, and The Detroit Edison Company, as servicer (Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2001).

10(c)	Financing Opinion and Order of the MPSC issued November 2, 2000 (Exhibit 10.3 to Registration Statement No. 333-51066).

10(d)	Opinion and Order of the MPSC issued January 4, 2001 (Exhibit 10.4 to Registration Statement No. 333-51066).

99(a)	Internal Revenue Service Private Letter Ruling pertaining to Bonds (Exhibit 99.1 to Registration Statement No. 333-51066).

99(b)	Administration Agreement dated as of March 9, 2001 between The Detroit Edison Securitization Funding LLC, as issuer, and The Detroit Edison Company, as administrator (Exhibit 99.2 to Registration Statement No. 333-51066).

99(c)	Amended and Restated Trade Receivables Purchase and Sale Agreement, dated as of March 9, 2001 among The Detroit Edison Company, as seller, Corporate Asset Funding, Inc., Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.3 to Registration Statement No. 333-51066 ).

99(d)	Amendment to Trade Receivables Purchase and Sale Agreement dated as of March 9, 2001 among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.4 to Registration Statement No. 333-51066 ).

99(e)	Amendment No. 2 dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, an Amendment and Restatement thereof, dated as of October 1, 1991, an Amendment and Restatement thereof dated as of March 9, 2001 and an Amendment dated as of January 17, 2003, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.40 to Form 10-Q for quarter ended June 30, 2003).

99(f)	Amendment dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, and an Amendment and Restatement thereof, dated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000 and an Amendment dated as of January 25, 2001 among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.39 to Form 10-Q for quarter ended June 30, 2003).

99(g)	Amendment dated as of February 25, 2004 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, and an Amendment and Restatement thereof, dated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000, and an Amendment dated as of January 25, 2001 and an Amendment dated as of May 28, 2003, as so amended and restated, among The Detroit Edison Company, Citibank, N.A. and Citicorp North America, Inc. (Exhibit 99-15 to The Detroit Edison Company Form 10-Q for quarter ended March 31, 2004).

99(h)	Amendment No. 3 dated as of February 25, 2004 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, an Amendment and Restatement thereof, dated as of October 1, 1991, an Amendment and Restatement thereof dated as of March 9, 2001, an Amendment dated as of January 17, 2003 and an Amendment dated as of May 28, 2003, as so amended and restated, among The Detroit Edison Company, CAFCO, LLC (successor to Corporate Asset Funding Company, Inc.), Citibank, N.A. and Citicorp North America, Inc. (Exhibit 99-16 to Form 10-Q for quarter ended March 31, 2004).

99(i)	Intercreditor Agreement dated as of March 9, 2001 among Citicorp North America, Inc., Citibank, N.A., The Bank of New York, The Detroit Edison Securitization Funding LLC, as issuer, and The Detroit Edison Company (Exhibit 99.5 to Form 10-Q for quarter ended March 31, 2001).

Exhibit No.		Description
99 (j) 99(k)	Securitization Bond Charges, filed with the MPSC on August 10, 2001 (Exhibit 99.10 to Form 10-Q for quarter ended June 30, 2001).

MPSC Order dated February 6, 2002 authorizing True-up Adjustment (Exhibit 99.16 to Form 10-K for year ended December 31, 2001).

(iii)		Exhibits furnished herewith.

	32-13	Chief Executive Officer Section 906 Certification of Periodic Report.

	32-14	Chief Financial Officer Section 906 Certification of Periodic Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
(Registrant)

Date: March 15, 2005	By:	/s/ DANIEL G. BRUDZYNSKI
Daniel G. Brudzynski
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ DAVID E. MEADOR	By	/s/ N. A. KHOURI
	David E. Meador, Manager		N. A. Khouri, Manager
and principal executive officer

By	/s/ DANIEL G. BRUDZYNSKI
Daniel G. Brudzynski
Controller and principal financial officer

Date: March 15, 2005

Exhibit Index

Exhibit No.		Description
(i)		Exhibits filed herewith.

	12-4	Computation of Ratio of Earnings to Fixed Charges.

	31-7	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report

	31-8	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report

	99-58	Monthly Servicer Certificate dated October 13, 2004.

	99-59	Monthly Servicer Certificate dated November 12, 2004.

	99-60	Monthly Servicer Certificate dated December 13, 2004.

	99-61	Monthly Servicer Certificate dated January 12, 2005.

	99-62	Amendment, dated as of January 20, 2005, to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as Amended and Restated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000, an Amendment dated as of January 25, 2001, an Amendment dated as of May 28, 2003 and an Amendment dated February 25, 2004, as so amended and restated, among The Detroit Edison Company, Citibank, N.A. and Citicorp North America, Inc.

	99-63	Amendment No. 4, dated as of January 20, 2005, to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as Amended and Restated as of October 1, 1991, as Amended and Restated as of March 9, 2001, an Amendment dated as of January 17, 2003, an Amendment dated as of May 28, 2003 and an Amendment dated February 25, 2004, as so amended and restated, among The Detroit Edison Company, CAFCO, LLC (successor to Corporate Asset Funding Company, Inc.), Citibank, N.A. and Citicorp North America, Inc.

(ii)		Exhibits incorporated herein by reference.

	4(a)	Limited Liability Company Agreement of The Detroit Edison Securitization Funding LLC (Exhibit 4.1 to Registration Statement No. 333-51066).

	4(b)	Restated Articles of Organization of The Detroit Edison Securitization Funding LLC (Exhibit 4.2.1 to Registration Statement No. 333-51066).

	4(c)	Indenture dated as of March 9, 2001 between The Detroit Edison Securitization Funding LLC and The Bank of New York, as trustee, securing securitization bonds issuable in series (Exhibit 4.3 to Form 10-Q for quarter ended March 31, 2001).

	4(d)	Supplemental Indenture dated as of March 9, 2001, creating 2001-1 Series (Exhibit 4.3.1 to Form 10-Q for quarter ended March 31, 2001).

	10(a)	Securitization Property Sale Agreement dated as of March 9, 2001 between The Detroit

Exhibit No.	Description
Edison Securitization Funding LLC, as issuer, and The Detroit Edison Company, as seller (Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2001).

10(b)	Securitization Property Servicing Agreement dated as of March 9, 2001 between The Detroit Edison Securitization Funding LLC, as issuer, and The Detroit Edison Company, as servicer (Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2001).

10(c)	Financing Opinion and Order of the MPSC issued November 2, 2000 (Exhibit 10.3 to Registration Statement No. 333-51066).

10(d)	Opinion and Order of the MPSC issued January 4, 2001 (Exhibit 10.4 to Registration Statement No. 333-51066).

99(a)	Internal Revenue Service Private Letter Ruling pertaining to Bonds (Exhibit 99.1 to Registration Statement No. 333-51066).

99(b)	Administration Agreement dated as of March 9, 2001 between The Detroit Edison Securitization Funding LLC, as issuer, and The Detroit Edison Company, as administrator (Exhibit 99.2 to Registration Statement No. 333-51066).

99(c)	Amended and Restated Trade Receivables Purchase and Sale Agreement, dated as of March 9, 2001 among The Detroit Edison Company, as seller, Corporate Asset Funding, Inc., Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.3 to Registration Statement No. 333-51066 ).

99(d)	Amendment to Trade Receivables Purchase and Sale Agreement dated as of March 9, 2001 among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.4 to Registration Statement No. 333-51066 ).

99(e)	Amendment No. 2 dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, an Amendment and Restatement thereof, dated as of October 1, 1991, an Amendment and Restatement thereof dated as of March 9, 2001 and an Amendment dated as of January 17, 2003, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.40 to Form 10-Q for quarter ended June 30, 2003).

99(f)	Amendment dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, and an Amendment and Restatement thereof, dated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000 and an Amendment dated as of January 25, 2001 among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc. (Exhibit 99.39 to Form 10-Q for quarter ended June 30, 2003).

99(g)	Amendment dated as of February 25, 2004 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, and an Amendment and Restatement thereof, dated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000, and an Amendment dated as of January 25, 2001 and an Amendment dated as of May 28, 2003, as so amended and restated, among The Detroit Edison Company, Citibank, N.A. and Citicorp North America, Inc. (Exhibit 99-15 to The Detroit Edison Company Form 10-Q for quarter ended March 31, 2004).

99(h)	Amendment No. 3 dated as of February 25, 2004 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, an Amendment and Restatement thereof, dated as of October 1, 1991, an Amendment and Restatement thereof dated as of March 9, 2001, an Amendment dated as of January 17, 2003 and an Amendment dated as of May 28, 2003, as so amended and restated, among The Detroit Edison Company, CAFCO, LLC (successor to Corporate Asset Funding Company, Inc.), Citibank, N.A. and Citicorp North America, Inc. (Exhibit 99-16 to Form 10-Q for quarter ended March 31, 2004).

99(i)	Intercreditor Agreement dated as of March 9, 2001 among Citicorp North America, Inc., Citibank, N.A., The Bank of New York, The Detroit Edison Securitization Funding LLC, as issuer, and The Detroit Edison Company (Exhibit 99.5 to Form 10-Q for quarter ended March 31, 2001).

Exhibit No.		Description
	99 (j)	Securitization Bond Charges, filed with the MPSC on August 10, 2001 (Exhibit 99.10 to Form 10-Q for quarter ended June 30, 2001).

	99(k)	MPSC Order dated February 6, 2002 authorizing True-up Adjustment (Exhibit 99.16 to Form 10-K for year ended December 31, 2001).

(iii)		Exhibits furnished herewith.

	32-13	Chief Executive Officer Section 906 Certification of Periodic Report.

	32-14	Chief Financial Officer Section 906 Certification of Periodic Report.