Form 10-Q
period 2005-03-31
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2005-05-10
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2005

page
number

FORWARD-LOOKING STATEMENTS	3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statement of Operations	4

Statement of Financial Position	5

Statement of Cash Flows	6

Statement of Member’s Equity	7

Notes to Financial Statements	8

Report of Independent Register Public Accounting Firm	9

Item 2. Management’s Narrative Analysis of the Results of Operations	3

PART II — OTHER INFORMATION

Item 6. Exhibits	10

SIGNATURE	11
Monthly Servicer Certificate dated February 14, 2005
Semi-Annual Certificate dated February 28, 2005
Monthly Servicer Certificate dated March 14, 2005
Monthly Servicer Certificate dated April 13, 2005
Chief Executive Officer Section 906 Certification
Chief Financial Officer Section 906 Certification

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Securitization bondholders may suffer payment delays or losses if the Detroit Edison Securitization Funding LLC’s (“Company’s”) assets are not sufficient to pay interest or the scheduled principal of the securitization bonds. Funds for payments are dependent upon the Securitization Property and the right to collect the securitization surcharge over a period limited to 15 years pursuant to a Michigan statute. In addition, collections are dependent on the level of The Detroit Edison Company (“Detroit Edison”) electric deliveries to customers.

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

For the three-month period ended March 31, 2005, the Company earned $46,674,000 in surcharge revenues and $342,000 in interest income compared to $44,560,000 in surcharge revenues and $155,000 in interest income for the three-month period ended March 31, 2004. The increase in surcharge revenues is due to changes in surcharge rates, partially offset by lower electric sales by Detroit Edison. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge. The amortization expense for the three-month periods ended March 31, 2005 and 2004 was $23,075,000 and $19,602,000, respectively. A portion of the increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The higher amount was primarily attributable to the decrease in interest expense. The higher amortization amount is primarily attributable to the increase in bond amortization and surcharge revenues, partially offset by decrease in interest expense. During the 2005 three-month period, the Company also incurred interest expense of $23,194,000 amortization of debt issuance costs of $422,000, servicing fees of $219,000, and administrative fees of $62,000 compared to interest expense of $24,433,000, amortization of debt issuance costs of $389,000, servicing fees of $219,000, and administrative fees of $62,000 for the 2004 three-month period.

Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders. The surcharge is adjusted annually to provide sufficient funds for timely payments related to the securitization bonds. This surcharge rate was modified to $0.00388 on March 1, 2005 compared to $0.00374 that became effective March 1, 2004.

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(in Thousands)	2005	2004
Operating Revenues	$46,674	$44,560

Operating Expenses
Amortization expense	23,075	19,602
Servicing and administrative fees	281	281
Other	44	10

	23,400	19,893

Operating Income	23,274	24,667

Interest Expense and Other
Interest expense	23,194	24,433
Interest income	(342)	(155)
Amortization of debt issuance costs	422	389

	23,274	24,667

Net Income	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF FINANCIAL POSITION

	March 31
	2005	December 31
(in Thousands)	(Unaudited)	2004
ASSETS
Current Assets
Restricted cash	$19,876	$73,137
Accounts receivable	29,344	23,144
Accrued unbilled revenues	9,022	12,181

	58,242	108,462

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $305,948 and $282,012, respectively	1,413,767	1,437,703

Other Assets
Unamortized bond issuance cost, less accumulated amortization of $5,388 and $4,966 respectively	24,897	25,319

	$1,496,906	$1,571,484

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accrued interest	$7,579	$31,261
Accounts payable to member	140	375
Current portion of securitization bonds payable	100,955	96,349
Securitization reserve	31,463	32,481

	140,137	160,466

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,345,467	1,399,872
Other	2,552	2,396

	1,348,019	1,402,268

Member’s Equity	8,750	8,750

	$1,496,906	$1,571,484

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31
(in Thousands)	2005	2004
Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	23,496	19,991
Changes in current assets and liabilities:
Accounts receivable and accrued unbilled revenues	(3,041)	(3,909)
Interest payable	(23,682)	(24,857)
Accounts payable	(235)	(308)

Net cash used for operating activities	(3,462)	(9,083)

Investing Activities
Restricted cash	53,261	55,297

Net cash from investing activities	53,261	55,297

Financing Activities
Retirement of securitization bonds	(49,799)	(46,214)

Net cash used for financing activities	(49,799)	(46,214)

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of the Period	—	—

Cash and Cash Equivalents at End of the Period	$—	$—

Supplementary Cash Flow Information
Interest paid	$46,876	$49,290

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC

STATEMENT OF MEMBER’S EQUITY (Unaudited)

	Three Months Ended
	March 31
(in Thousands)	2005	2004
Balance beginning of period	$8,750	$8,750

Balance end of period	$8,750	$8,750

See Notes to Financial Statements (Unaudited)

The Detroit Edison Securitization Funding LLC

Notes to Financial Statements (Unaudited)

NOTE 1 — GENERAL

The financial statements included herein should be read in conjunction with the notes to financial statements contained in the 2004 Annual Report on Form 10-K.

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

NOTE 2 — LONG-TERM DEBT

The Company retired $49,799,000 of securitization bonds during the first quarter of 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managers of
The Detroit Edison Securitization Funding LLC

We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of March 31, 2005, and the related condensed statements of operations, cash flows and member’s equity for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of The Detroit Edison Securitization Funding LLC as of December 31, 2004, and the related statements of operations, cash flows and member’s equity for the year then ended (not presented herein); and in our report dated March 15, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 10, 2005

OTHER INFORMATION

EXHIBITS

Exhibit
Number	Description
Filed:
99-64	Monthly Servicer Certificate dated February 14, 2005

99-65	Semi-Annual Certificate dated February 28, 2005

99-66	Monthly Servicer Certificate dated March 14, 2005

99-67	Monthly Servicer Certificate dated April 13, 2005

Furnished:
32-15	Chief Executive Officer Section 906 10-Q Certification of Periodic Report

32-16	Chief Financial Officer Section 906 10-Q Certification of Periodic Report

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
Date: May 10, 2005	/s/ DANIEL G. BRUDZYNSKI
Daniel G. Brudzynski
Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description
Filed:
99-64	Monthly Servicer Certificate dated February 14, 2005

99-65	Semi-Annual Certificate dated February 28, 2005

99-66	Monthly Servicer Certificate dated March 14, 2005

99-67	Monthly Servicer Certificate dated April 13, 2005

Furnished:
32-15	Chief Executive Officer Section 906 10-Q Certification of Periodic Report

32-16	Chief Financial Officer Section 906 10-Q Certification of Periodic Report