Form 10-Q
period 2005-06-30
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2005-08-04
CIK 1128956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2005
Commission file number 333-51066
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
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2005

page
number
FORWARD-LOOKING STATEMENTS	1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Statement of Operations	3

Statement of Financial Position	4

Statement of Cash Flows	5

Statement of Member’s Equity	6

Notes to Financial Statements	7

Report of Independent Registered Public Accounting Firm	8

Item 2. Management’s Narrative Analysis of the Results of Operations	1

PART II – OTHER INFORMATION

Item 6. Exhibits	9

SIGNATURE	10
Chief Executive Officer Section 906 Certification
Chief Financial Officer Section 906 Certification
Monthly Servicer Certificate for April 2005
Monthly Servicer Certificate for May 2005
Monthly Servicer Certificate for June 2005

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
For the three-month period ended June 30, 2005, the Company earned $48,879,000 in surcharge revenues and $321,000 in interest income compared to $44,113,000 in surcharge revenues and $113,000 in interest income for the three-month period ended June 30, 2004. The increase in surcharge revenues is due to the increase in surcharge rates, and increase in electricity sales by Detroit Edison. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge. The amortization expense for the three-month periods ended June 30, 2005 and 2004 was $25,752,000 and $19,550,000, respectively. A portion of the increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The higher amortization amount is primarily attributable to the increase in bond amortization and surcharge revenues, partially offset by a decrease in interest expense. During the 2005 three-month period, the Company also incurred interest expense of $22,737,000, amortization of debt issuance costs of $403,000 and servicing and administrative fees of $281,000 compared to interest expense of $24,008,000, amortization of debt issuance costs of $368,000, and servicing and administrative fees of $281,000 for the 2004 three-month period.
For the six-month period ended June 30, 2005, the Company earned $95,554,000 in surcharge revenues and $662,000 in interest income compared to $88,673,000 in surcharge revenues and $268,000 in interest income for the six-month period ended June 30, 2004. The increase in surcharge revenues is due to the change in surcharge rates and increase in electricity sales by Detroit Edison. The increase in interest income is caused by the increase in market interest rates.

The amortization expense for the six-month periods ended June 30, 2005 and 2004 was $48,827,000 and $39,152,000, respectively. A portion of the increase in amortization expense reflects the adjustment needed to have revenues and interest income equal expenses. The higher amortization amount was primarily attributable to the increase in bond amortization and surcharge revenues, and partially offset by a decrease in interest expense. During the 2005 six-month period, the Company also incurred interest expense of $45,931,000, amortization of debt issuance costs of $824,000, and servicing and administrative fees of $562,000 compared to interest expense of $48,441,000, amortization of debt issuance costs of $757,000, and servicing fees and administrative fees of $562,000 for the 2004 six-month period.
Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders. The surcharge is adjusted annually to provide sufficient funds for timely payments related to the securitization bonds. This surcharge rate was modified to $0.00388 per kilowatthour (kWh) on March 1, 2005 compared to $0.00374 per kWh that became effective March 1, 2004.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
(in Thousands)
Operating Revenues	$48,879	$44,113	$95,554	$88,673

Operating Expenses
Amortization expense	25,752	19,550	48,827	39,152
Servicing and administrative fees	281	281	562	562
Other	27	19	72	29

	26,060	19,850	49,461	39,743

Operating Income	22,819	24,263	46,093	48,930

Interest Expense and Other
Interest expense	22,737	24,008	45,931	48,441
Interest income	(321)	(113)	(662)	(268)
Amortization of debt issuance costs	403	368	824	757

	22,819	24,263	46,093	48,930

Net Income	$—	$—	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF FINANCIAL POSITION

	June 30
	2005	December 31
(in Thousands)	(Unaudited)	2004
ASSETS
Current Assets
Restricted cash	$67,007	$73,137
Accounts receivable	29,893	23,144
Accrued unbilled revenues	10,510	12,181

	107,410	108,462

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $328,820 and $282,012, respectively	1,390,895	1,437,703

Other Assets
Unamortized bond issuance cost, less accumulated amortization of $5,791 and $4,966, respectively	24,494	25,319

	$1,522,799	$1,571,484

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accrued interest	$30,316	$31,261
Accounts payable to member	416	375
Current portion of securitization bonds payable	100,955	96,349
Securitization reserve	34,187	32,481

	165,874	160,466

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,345,467	1,399,872
Other	2,708	2,396

	1,348,175	1,402,268

Member’s Equity	8,750	8,750

	$1,522,799	$1,571,484

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(in Thousands)	2005	2004
Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash from operating activities:
Amortization	49,651	39,909
Changes in current assets and liabilities:
Accounts receivable and accrued unbilled revenues	(5,078)	(6,009)
Interest payable	(945)	(849)
Accounts payable	41	(35)

Net cash from operating activities	43,669	33,016

Investing Activities
Restricted cash	6,130	13,198

Net cash from investing activities	6,130	13,198

Financing Activities
Payment of bonds	(49,799)	(46,214)

Net cash used for financing activities	(49,799)	(46,214)

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of the Period	—	—

Cash and Cash Equivalents at End of the Period	$—	$—

Supplementary Cash Flow Information
Interest paid	$46,876	$49,290

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF MEMBER’S EQUITY (Unaudited)

	Six Months Ended
	June 30
	2005	2004
(in Thousands)
Balance beginning of period	$8,750	$8,750

Balance end of period	$8,750	$8,750

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Managers of
The Detroit Edison Securitization Funding LLC
We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of June 30, 2005, and the related condensed statement of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed statements of cash flows and member’s equity for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of The Detroit Edison Securitization Funding LLC as of December 31, 2004, and the related statements of operations, cash flows and member’s equity for the year then ended (not presented herein); and in our report dated March 15, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.
/S/ DELOITTE & TOUCHE LLP
Detroit, Michigan
August 4, 2005

Other Information
EXHIBITS

Exhibit
Number	Description
Filed:
99-68	Monthly Servicer Certificate dated May 13, 2005

99-69	Monthly Servicer Certificate dated June 13, 2005

99-70	Monthly Servicer Certificate dated July 13, 2005

Furnished:
32-17	Chief Executive Officer Section 906 Certification

32-18	Chief Financial Officer Section 906 Certification

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON
SECURITIZATION FUNDING LLC

Date: August 4, 2005	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description
Filed:
99-68	Monthly Servicer Certificate dated May 13, 2005

99-69	Monthly Servicer Certificate dated June 13, 2005

99-70	Monthly Servicer Certificate dated July 13, 2005

Furnished:
32-17	Chief Executive Officer Section 906 Certification

32-18	Chief Financial Officer Section 906 Certification