Form 10-Q
period 2005-09-30
DETROIT EDISON SECURITIZATION FUNDING LLC
filed 2005-11-08
CIK 1128956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2005
Commission file number 333-51066
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

The Detroit Edison Securitization Funding LLC
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2005

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
Monthly Servicer Certificate dated August 12, 2005
Monthly Servicer Certificate dated September 13, 2005
Monthly Servicer Certificate dated October 14, 2005
Semi-Annual Servicer Certificate dated August 30, 2005

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted. Securitization bondholders may suffer payment delays or losses if The Detroit Edison Securitization Funding LLC’s (Company’s) assets are not sufficient to pay interest or the scheduled principal of the securitization bonds. Funds for payments are dependent upon the Securitization Property and the right to collect the securitization surcharge over a period limited to 15 years pursuant to a Michigan statute. In addition, collections are dependent on the level of The Detroit Edison Company (Detroit Edison) electric deliveries to customers.
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
Detroit Edison, as Servicer, collects a surcharge from its customers for the benefit of the Company and the Securitization Bondholders. The surcharge is adjusted annually to provide sufficient funds for timely payments related to the securitization bonds. This surcharge rate was modified to $0.00388 per kilowatthour (kWh) on March 1, 2005 compared to $0.00374 per kWh which became effective March 1, 2004.
Significant components of operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands)	2005	2004	2005	2004
Surcharge Revenues	$57,807	$49,307	$153,361	$137,980
Interest Income	496	183	1,159	451
Amortization Expense	35,069	24,968	83,895	64,120
Interest Expense	22,509	23,813	68,440	72,254
Amortization of debt costs	$425	$389	$1,250	$1,146
For additional detail see the Statement of Operations on Page 3 of this report.

Increased surcharge rates and electricity sales volumes by Detroit Edison resulted in surcharge revenues rising by $8.5 million in the third quarter and $15.4 million for the nine-month period of 2005. Rising market interest rates resulted in increased interest income of $0.3 million for the third quarter and $0.7 million for the nine-month period of 2005.
Increase amortization expense resulted in operating expense increasing by $10.1 million in the third quarter and $19.8 million in the nine-month period of 2005. Amortization expense consists of amortization of the Securitization Property, overcollateralization fee, and over-recovery of securitization surcharge. Amortization expense is adjusted to ensure that revenues and interest income equal expenses.
Due to declining bond obligations, interest expense decreased $1.3 million in the third quarter and $3.8 million in the nine-month period of 2005. Amortization of debt issuance cost increased $0.1 million for the nine-month period of 2005 reflecting the scheduled reduction in debt.
Servicing and administrative expense are determined by the March 9, 2001 Administration Agreement established between the Company and Detroit Edison which establishes administration fees at $250,000 per year. Servicing fees are set at an amount equal to 0.05 percent of the initial principal amount $1.75 billion of the securitization bonds, resulting in annual fees of $875,000. Fees are recorded on a pro rata basis through the year.

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands)	2005	2004	2005	2004
Operating Revenues	$57,807	$49,307	$153,361	$137,980

Operating Expenses
Amortization expense	35,069	24,968	83,895	64,120
Servicing and administrative fees	281	281	844	844
Other	19	39	91	67

	35,369	25,288	84,830	65,031

Operating Income	22,438	24,019	68,531	72,949

Interest Expense and Other
Interest expense	22,509	23,813	68,440	72,254
Interest income	(496)	(183)	(1,159)	(451)
Amortization of debt issuance costs	425	389	1,250	1,146

	22,438	24,019	68,531	72,949

Net Income	$—	$—	$—	$—

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF FINANCIAL POSITION

	September 30
	2005	December 31
(in Thousands)	(Unaudited)	2004
ASSETS
Current Assets
Restricted cash	$26,535	$73,137
Accounts receivable	37,111	23,144
Accrued unbilled revenues	9,424	12,181

	73,070	108,462

Securitized Regulatory Assets
Securitization property, less accumulated amortization of $352,979 and $282,012, respectively	1,366,736	1,437,703

Other Assets
Unamortized bond issuance cost, less accumulated amortization of $6,216 and $4,966, respectively	24,069	25,319

	$1,463,875	$1,571,484

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accrued interest	$7,351	$31,261
Accounts payable to member	96	375
Current portion of securitization bonds payable	104,498	96,349
Securitization reserve	44,940	32,481

	156,885	160,466

Non-Current Liabilities and Deferred Credits
Securitization bonds payable	1,295,375	1,399,872
Other	2,865	2,396

	1,298,240	1,402,268

Member’s Equity	8,750	8,750

	$1,463,875	$1,571,484

See Notes to Financial Statements (Unaudited)

THE DETROIT EDISON SECURITIZATION FUNDING LLC
STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(in Thousands)	2005	2004
Operating Activities
Net income	$—	$-
Adjustments to reconcile net income to net cash from operating activities:
Amortization	85,145	65,265
Changes in current assets and liabilities:
Accounts receivable and accrued unbilled revenues	(11,210)	(6,729)
Interest payable	(23,910)	(25,052)
Accounts payable	(279)	(307)

Net cash from operating activities	49,746	33,177

Investing Activities
Restricted cash	46,602	55,550

Net cash from investing activities	46,602	55,550

Financing Activities
Payment of bonds	(96,348)	(88,727)

Net cash used for financing activities	(96,348)	(88,727)

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of the Period	—	—

Cash and Cash Equivalents at End of the Period	$—	$—

Supplementary Cash Flow Information
Interest paid	$92,350	$97,306

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
NOTE 2 — LONG-TERM DEBT
The Company retired $49,799,000 of securitization bonds during the first quarter of 2005 and $46,549,000 of securitization bonds during the third quarter of 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Managers of
The Detroit Edison Securitization Funding LLC
We have reviewed the accompanying condensed statement of financial position of The Detroit Edison Securitization Funding LLC as of September 30, 2005, and the related condensed statement of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed statements of cash flows and member’s equity for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of The Detroit Edison Securitization Funding LLC’s management.
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
/S/ DELOITTE & TOUCHE LLP
Detroit, Michigan
November 8, 2005

Other Information
EXHIBITS

Exhibit
Number	Description

Filed:
99-71	Monthly Servicer Certificate dated August 12, 2005

99-72	Monthly Servicer Certificate dated September 13, 2005

99-73	Monthly Servicer Certificate dated October 14, 2005

99-74	Semi-Annual Servicer Certificate dated August 30, 2005

Furnished:
32-19	Chief Executive Officer Section 906 Certification

32-20	Chief Financial Officer Section 906 Certification

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON SECURITIZATION FUNDING LLC

Date: November 8, 2005	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description

32-19	Chief Executive Officer Section 906 Certification

32-20	Chief Financial Officer Section 906 Certification

99-71	Monthly Servicer Certificate dated August 12, 2005

99-72	Monthly Servicer Certificate dated September 13, 2005

99-73	Monthly Servicer Certificate dated October 14, 2005

99-74	Semi-Annual Servicer Certificate dated August 30, 2005